Form 10-K
period 1996-03-31
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1996-06-28
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-20638

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                      13-3519080
- - --------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

One Seaport Plaza, New York, New York         10292-0116
- - --------------------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

                                      None
- - --------------------------------------------------------------------------------
Securities registered pursuant to section 12(g) of the Act:

                          Beneficial Unit Certificates
- - --------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 33-28571)

   Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 33-28571)

   Annual Report to Limited Partners for the year ended March 31, 1996 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K
                                     Index to exhibits can be found on page 10.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                      PAGE
Item  1     Business.....................................................    3
Item  2     Properties...................................................    5
Item  3     Legal Proceedings............................................    6
Item  4     Submission of Matters to a Vote of Limited Partners..........    6
PART II
Item  5     Market for Registrant's BUC$ and Related Limited Partner
              Matters....................................................    6
Item  6     Selected Financial Data......................................    7
Item  7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    7
Item  8     Financial Statements and Supplementary Data..................    7
Item  9     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    7
PART III
Item 10     Directors and Executive Officers of the Registrant...........    7
Item 11     Executive Compensation.......................................    9
Item 12     Security Ownership of Certain Beneficial Owners and
              Management.................................................    9
Item 13     Certain Relationships and Related Transactions...............    9
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form
              8-K
            Financial Statements and Financial Statement Schedules.......   10
            Exhibits.....................................................   10
            Reports on Form 8-K..........................................   10
SIGNATURES...............................................................   15

                                     PART I
Item 1. Business

General

   Prudential-Bache Tax Credit Properties L.P. (the ``Registrant''), a Delaware limited partnership, was formed on May 3, 1989 and will terminate on December 31, 2029 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to invest in low-income, multi-family residential complexes (``Apartment Complexes'' or ``Properties'') and, to a lesser extent, in historic apartment complexes undergoing rehabilitation (``Historic Complexes'' or ``Properties'') through the acquisition of interests (the ``Local Partnership Interests'') in local partnerships (the ``Local Partnerships'') that are the owners of the Property. These investments were made with proceeds from the initial sale of 38,125 Beneficial Unit Certificates (``BUC$''). The Registrant's fiscal year for tax and financial reporting purposes ends on December 31 and March 31, respectively.

   The primary objectives of the Registrant are to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended (``Housing Tax Credits'') over the credit period for each Property in which the Registrant has invested and to a lesser extent, historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Housing Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partnerships owning then newly constructed or existing structures that have undergone substantial rehabilitation. The Local Partnerships in which the Registrant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related tax credits. It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow to provide distributions to the limited partners.

   The Registrant expects that in order to avoid recapture of Housing Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period and may be substantially longer.

   Each Property in which the Registrant invested is substantially mortgaged. However, the aggregate indebtedness did not exceed 85% of the appraised fair market value of any Property at the time of acquisition. The first mortgage financing encumbering the Properties was arranged by the general partner of the Local Partnership (the ``Local General Partner'') owning the Properties prior to the time the Registrant became a limited partner therein.

   The Registrant acquired its Local Partnership Interest in each Local Partnership by purchasing it directly from the existing limited and/or general partner of the Local Partnership. In each of the Registrant's investments, the Local General Partner of the Local Partnership owning the complex was required to provide personal guarantees and/or establish cash escrows, financial bonds and/or letters of credit to protect the Registrant against, among other things, the failure to meet certain operating criteria.

   The Registrant is engaged solely in the business of investing in Local Partnerships that own Properties; therefore, presentation of industry segment information is not applicable. For more information regarding the Properties, see Item 2 Properties. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   One Property had rental income which exceeded 15% of the Registrant's total revenue. Rental income from Palm Beach Apartments Ltd. (``Summer Creek Villas'') as a percentage of the Registrant's total revenue was 47.5%, 47.9% and 46.2% during the years ended March 31, 1996, 1995 and 1994, respectively.

   No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 1996.

General Partner

   The general partner of the Registrant is Prudential-Bache Properties, Inc. (the ``General Partner'' or ``PBP''). P.B. Tax Credit S.L.P. (``PBSLP''), an affiliate of the General Partner, acts as Special Limited Partner of each Local Partnership, entitling it to certain rights with respect to the operation and management of each Local Partnership.

Competition

   The General Partner has formed various entities to engage in businesses which may be competitive with the Registrant.

   The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives tax credits may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes C and F to the consolidated financial statements in the Registrant's Annual Report to Limited Partners for the year ended March 31, 1996 (``Registrant's Annual Report'') which is filed as an exhibit hereto.

Pending Legislation

   The United States Department of Housing and Urban Development (``HUD'') recently released a proposal entitled the American Community Partnerships Act (the ``ACPA''). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

   Two key proposals in the ACPA are a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

   The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any Federal Housing Administration insured debt would then be ``marked-to-market'', that is revalued in light of the reduced income stream, if any.

   Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners. Legislative relief has been proposed to exempt ``mark-to-market'' debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the ``marked-to-market'' proposal, it has now been re-introduced as ``Portfolio Restructuring''.

   The Registrant currently holds interests in two Local Partnerships which operate under Section 8 regulations (Diamond Street Venture and Brookland Park Plaza L.P.). The ultimate effect of these proposals on the Registrant cannot be determined at this time.

Item 2. Properties

   As of March 31, 1996, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for tax credits:

                                                                                         REGISTRANT'S
                                                                                          LOW-INCOME
                                                                                            HOUSING
                                                                                          TAX CREDIT
                                                      RENTS         OCCUPANCY RATE          FOR THE
                                     NUMBER           AS OF             AS OF             YEAR ENDED
          PROPERTY (a)              OF UNITS      JUNE 2, 1996       JUNE 2, 1996      DECEMBER 31, 1995
- - --------------------------------    ---------     -------------     --------------     -----------------
RMB Limited Partnership
  (Hubbard's Ridge)
  Garland, TX                           196         $385-$549              92%            $   395,768
Cutler Canal II Associates, Ltd.
  Miami, FL                             216           347-604              92                 896,701
Diamond Street Venture
  Philadelphia, PA                       48           461-529              90                 282,288
Papillion Heights Apartments
  L.P.
  Papillion, NE                          48           365-425             100                 173,661
Hill Top Homes Apartments
  Limited Partnership
  Arlington, TX                         171           445-630              94                 616,546
Palm Beach Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL                   770           498-679              89               2,241,161
Brookland Park Plaza
  Limited Partnership
  Richmond, VA                           77               511             100                 429,237
Compton Townhouses
  Limited Partnership
  Cincinnati, OH                         39               616             100                 205,620
                                                                                       -----------------
                                                                                          $ 5,240,982
                                                                                       -----------------
                                                                                       -----------------
(a) The Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge,
    Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street,
    Papillion Heights and Brookland Park Plaza.
- - --------------------------------------------------------------------------------------------------------

   Hubbard's Ridge is comprised of seven separate three-story buildings on approximately 6.5 acres. The buildings are wood-framed structures on post-tensioned flat slab on grade foundations and have white stucco exteriors with asphalt shingles on sloped roofs. Each building contains an average of 28 units. The unit mix consists of 164 one-bedroom units ranging in size from 657 square feet to 783 square feet and 32 two-bedroom units ranging in size from 1,145 square feet to 1,167 square feet.

   The Cutler Canal II property is comprised of 216 units in 13 two-story garden-style residential buildings on approximately 9.4 acres. It borders on a Metro-Dade Water Management District Canal on the east with approximately 1,200 square feet of frontage giving certain units waterfront views. Each building has a laundry room and two storage rooms. There are three basic floor plans with sizes ranging from 700 square feet for a one-bedroom apartment to 1,100 square feet for a three-bedroom unit.

   The Diamond Street property consists of 48 units in 16 buildings. The buildings are three-story brownstone row houses with historic features and similar layouts. Of the 48 apartment units, 46 are two-bedroom apartment units and two are efficiency apartment units.

   The Papillion Heights property consists of two buildings, each containing 24 units. The buildings are 2 1/2 stories of wood frame and brick exterior with pitched roofs. Of the total 48 apartment units, two are one-bedroom units and 46 are two-bedroom units.

   The Hill Top Homes property is comprised of a two-story building surrounded by 13 one-story fourplexes which are brick with wood siding and pitched roofs. The buildings are surrounded by a security gate of brick columns and wrought iron fencing with a guard house at the entrance. The unit distribution mix includes 171 apartment units of which 18 are three-bedroom/one bath apartment units each containing approximately 925 square feet, 52 two-bedroom/two bath apartment units each containing approximately 1,100 square feet, 98 two-bedroom/one bath apartment units each containing approximately 936 square feet and three one-bedroom/one bath apartment units each containing approximately 1,000 square feet.

   Summer Creek Villas consists of 61 concrete block and stucco buildings housing 770 apartment units situated on approximately 60 acres of residential-planned unit development zoned land. 182 of the units are one-bedroom/one-bath apartments, each containing 570 square feet; 372 are two-bedroom/one-bath apartments, each containing 773 square feet; 144 are three-bedroom/two-bath apartments, each containing 980 square feet; and 72 are three-bedroom/two-bath villa units, each containing 1,050 square feet.

   The Brookland Park Plaza property is an existing three-level brick building and is a registered historic landmark. The building is comprised of stucco and brick exterior and a sloped red glazed tile roof. It is a 77-unit development with 68,564 net rentable square feet. All 77 units are one-bedroom apartment units each of which contains approximately 890 square feet. Each unit contains a refrigerator, range, carpeting and air-conditioning. Brookland Park Plaza also maintains a community room for tenants.

   The Compton Townhouses consist of six two-story buildings containing a total of 39 townhouse units. Four of the buildings contain six units; one building has seven units; and one has eight units. All units have three bedrooms and two-and-one-half baths. Total gross building area is 52,595 square feet; net rentable area is 47,814 square feet. The average net area of the subject units is 1,226 square feet.

   For additional information describing the Registrant's properties, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Schedule III--Real Estate and Accumulated Depreciation.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note I to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for Registrant's BUC$ and Related Limited Partner Matters

   As of June 3, 1996, there were 2,269 holders of record owning 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$. Consequently, holders of BUC$ may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise since inception. No distributions are anticipated in the foreseeable future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto on pages 2 through 24 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended March 31,
                             -------------------------------------------------------------------------
                                1996          1995            1994            1993            1992
                             -----------   -----------     -----------     -----------     -----------
Rental and other income      $ 9,745,864   $ 9,011,441     $ 9,212,457     $ 8,938,787     $ 5,329,039
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Interest income              $    49,257   $    47,693     $    75,242     $    93,419     $   415,864
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Interest expense             $ 4,448,986   $ 4,474,229     $ 4,462,589     $ 4,236,927     $ 4,112,788
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Depreciation and
  amortization expense       $ 2,549,449   $ 2,640,262     $ 2,615,469     $ 2,692,891     $ 2,335,064
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Provision for loss on
  impairment of assets       $        --   $ 2,700,000     $        --     $        --     $        --
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Loss before minority
  interest                   $(2,587,393)  $(6,271,864)    $(3,341,362)    $(3,415,486)    $(5,037,973)
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Minority interest in loss
  of local partnerships      $   421,144   $   608,088     $   496,042     $   476,756     $   877,814
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Net loss                     $(2,166,249)  $(5,663,776)    $(2,845,320)    $(2,938,730)    $(4,160,159)
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Net loss per limited
  partner BUC                $    (56.25)  $   (147.07)    $    (73.89)    $    (76.31)    $   (108.03)
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Total assets                 $72,944,919   $76,174,392     $81,370,985     $90,042,295     $86,455,040
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Construction loans payable   $        --   $        --     $        --     $        --     $25,328,207
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Mortgage notes payable       $46,378,992   $46,529,512     $46,661,471     $46,797,027     $13,790,870
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 25 through 27 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The consolidated financial statements are incorporated by reference to pages 2 through 24 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The Registrant, the Registrant's General Partner and its directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on

Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner, directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

        Name                                      Position
Thomas F. Lynch, III        President, Chief Executive Officer,
                              Chairman of the Board of Directors and Director
Barbara J. Brooks           Vice President--Finance and Chief Financial Officer
Eugene D. Burak             Vice President and Chief Accounting Officer
Chester A.                  Vice President
Piskorowski
Frank W. Giordano           Director
Nathalie P. Maio            Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 53, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently she also serves in various capacities for other affiliated companies.

   James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for its services. Certain executive officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of June 3, 1996, no director or executive officer of PBP owns directly or beneficially any interest in the voting securities of PBP.

   As of June 3, 1996, no director or executive officer of PBP owns directly or beneficially any of the BUC$ issued by the Registrant.

   As of June 3, 1996, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partner.

   Reference is made to Notes A, C, F and G to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                         Page
                                                                      in Annual
                                                                        Report

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
 (a)    1.    Financial Statements and Independent Auditors'
              Report--Incorporated by reference to Registrant's
              Annual Report which is filed as an exhibit hereto
              Financial Statements:
              Independent Auditors' Report                                   2
              Consolidated Statements of Financial Condition--March
              31, 1996 and 1995                                             16
              Consolidated Statements of Operations--Three years
              ended March 31, 1996                                          17
              Consolidated Statements of Changes in Partners'
              Capital--Three years ended March 31, 1996                     17
              Consolidated Statements of Cash Flows--Three years
              ended March 31, 1996                                          18
              Notes to Consolidated Financial Statements                    19
        2.    Financial Statement Schedules and Independent Auditors'
              Report on Schedules
              Independent Auditors' Report on Schedules
              Schedules:
              III--Real Estate and Accumulated Depreciation at March
              31, 1996
              All other schedules have been omitted because they are
              not applicable or the required information is included
              in the consolidated financial statements or the notes
              thereto.
        3.    Exhibits
              Description:
              Agreement of Limited Partnership as adopted on May 3,
              1989 and Amendments thereto dated May 25, 1989 and June
              21, 1989*
              Form of Amended and Restated Agreement of Limited
              Partnership (included in Prospectus as Exhibit A)**
              Certificate of Limited Partnership as filed on May 3,
              1989 and Amendments thereto dated May 25, 1989 and June
              21, 1989*
              Form of Purchase and Sale Agreement pertaining to the
              Partnership's Acquisition of Local Partnership
              Interests**
              Form of Amended and Restated Agreement of Local Limited
              Partnership of Local Partnerships**
              Annual Report to Limited Partners for the year ended
              March 31, 1996 (with the exception of the information
              and data incorporated by reference to Items 3, 7 and 8
              of this Annual Report on Form 10-K, no other
              information or data appearing in the Registrant's
              Annual Report is deemed to be filed as part of this
              report) (filed herewith)
              Financial Data Schedule (filed herewith)
 (b)          Reports on Form 8-K
              No reports on Form 8-K were filed during the last
              quarter of the period covered by this report.

- - -------------
 * Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) and incorporated herein by reference.

** Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-11 Registration Statement (No. 33-28571) and incorporated herein by reference.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Partners of
Prudential-Bache Tax Credit Properties L.P.
(A Delaware Limited Partnership):

In connection with our audit of the consolidated financial statements of Prudential-Bache Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 1996. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

ANCHIN, BLOCK & ANCHIN LLP
Certified Public Accountants

New York, New York
June 3, 1996

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
             Schedule III--Real Estate and Accumulated Depreciation
                                 March 31, 1996

        Column A            Column B                Column C                          Column D                  Column E
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Gross
                                                                                                               Amounts At
                                                                                                                 Which
                                                                                                               Carried At
                                                                                                                Close Of
                                                  Initial Cost                                                 Period(5)
                                           ---------------------------            Costs Capitalized            ----------
                                                           Buildings        Subsequent to Acquisition(7)
- - ------------------------- ------------                        and          -------------------------------
Description (4)(6)        Encumbrances        Land        Improvements     Improvements     Carrying Costs        Land
- - ------------------------- ------------     ----------     ------------     ------------     --------------     ----------
Apartment Complexes:
RMB Limited
Partnership(1)
(Hubbard's Ridge)
Garland, TX               $ 1,950,493      $  107,237     $   965,136      $ 3,732,973       $    185,180      $  107,237
Cutler Canal II
Associates, Ltd.(2)
Miami, FL                   6,008,536         807,071       1,388,350        8,861,278             67,728         807,071
Diamond Street Venture(3)
Philadelphia, PA            3,031,298           9,729         234,465        2,352,712            273,218           9,729
Papillion Heights
Apartments L.P.(1)
Papillion, NE               1,032,976          63,329       1,816,598          255,218             66,552          63,329
Hill Top Homes
Apartments L.P.(1)
Arlington, TX               3,695,985         553,841       3,690,150        3,542,729            316,368         553,841
Palm Beach Apartments,
Ltd.(1)
(Summer Creek Villas)
West Palm Beach, FL        26,750,000       2,396,876      10,578,563       25,557,883          1,876,795       2,396,876
Brookland Park Plaza
L.P.(1)
Richmond, VA                2,519,227          50,000         109,850        5,907,565            376,165          50,000
Compton Townhouses
L.P.(1)
Cincinnati, OH              1,390,477          17,550         476,708        1,923,171             28,203          17,550
                          ------------     ----------     ------------     ------------     --------------     ----------
                          $46,378,992      $4,005,633     $19,259,820      $52,133,529       $  3,190,209      $4,005,633
                          ------------     ----------     ------------     ------------     --------------     ----------
                          ------------     ----------     ------------     ------------     --------------     ----------
                                                                                                                Life on which
                                                                                                               Depreciation in
                            Buildings                       -----------         Date                         Latest Consolidated
- - -------------------------      and                          Accumulated     Construction        Date       Statement of Operations
Description (4)(6)         Improvements        Total        Depreciation      Completed       Acquired           is computed
- - -------------------------  ------------     -----------     -----------     -------------    ----------    ------------------------
Apartment Complexes:
RMB Limited
Partnership(1)
(Hubbard's Ridge)
Garland, TX                $ 4,883,289      $ 4,990,526     $1,015,121          5/90           12/89                  30

Cutler Canal II
Associates, Ltd.(2)
Miami, FL                   10,317,356       11,124,427      1,291,020          1/91            1/90                  40

Diamond Street Venture(3)
Philadelphia, PA             2,860,395        2,870,124        677,118          12/90           1/90                  40

Papillion Heights
Apartments L.P.(1)
Papillion, NE                2,138,318        2,201,647        345,122          12/90           4/90                 27.5

Hill Top Homes
Apartments L.P.(1)
Arlington, TX                7,549,247        8,103,088      1,047,158          12/90           6/90                  30

Palm Beach Apartments,
Ltd.(1)
(Summer Creek Villas)
West Palm Beach, FL         38,013,241       40,410,117      4,911,444          8/91            6/90                  40

Brookland Park Plaza
L.P.(1)
Richmond, VA                 6,393,630        6,443,630      1,255,670          12/90           7/90                 27.5

Compton Townhouses
L.P.(1)
Cincinnati, OH               2,428,082        2,445,632        530,628          6/92            1/92                  40

                           ------------     -----------     -----------
                           $74,583,558      $78,589,191     $11,073,281
                           ------------     -----------     -----------
                           ------------     -----------     -----------

(1) First mortgage
(2) Includes first and second mortgages
(3) Includes first, second and third mortgages
(4) The Registrant holds a 66.5% interest in the Local Partnership of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 1995 is $80,488,202.
(6) The General Partner believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition include a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III--Real Estate and Accumulated Depreciation

                                  (Continued)

                                                                       Year ended March 31
                                                          ---------------------------------------------
                                                             1996           1995             1994
                                                          -----------    -----------    ---------------
NOTE A--RECONCILIATIONS
AMOUNT AT WHICH REAL ESTATE IS CARRIED:
Balance at beginning of period.........................   $78,589,191    $81,195,661      $81,190,649
Additions (deductions) during the period
     Improvements......................................            --         93,530            5,012
     Write-downs during year (1).......................            --     (2,700,000)              --
                                                          -----------    -----------    ---------------
Balance at end of period...............................   $78,589,191    $78,589,191      $81,195,661
                                                          -----------    -----------    ---------------
                                                          -----------    -----------    ---------------
ACCUMULATED DEPRECIATION:
Balance at beginning of period.........................   $ 8,863,867    $ 6,594,015      $ 4,376,635
     Depreciation......................................     2,209,414      2,269,852        2,217,380
                                                          -----------    -----------    ---------------
Balance at end of period...............................   $11,073,281    $ 8,863,867      $ 6,594,015
                                                          -----------    -----------    ---------------
                                                          -----------    -----------    ---------------

- - ---------------
(1) Refer to Notes B and D to the consolidated financial statements for additional information.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache Tax Credit Properties L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: June 28, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: June 28, 1996
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                    Date: June 28, 1996
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Eugene D. Burak                      Date: June 28, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: June 28, 1996
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: June 28, 1996
     ----------------------------------------
     Nathalie P. Maio
     Director
                                       15