Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1996-08-14
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20638

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                               13-3519080
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Seaport Plaza, New York, New York             10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,         March 31,
                                                                          1996             1996
- ---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,005,633      $ 4,005,633
Buildings and improvements                                              74,583,558       74,583,558
Accumulated depreciation                                               (11,618,722 )    (11,073,281)
                                                                      -------------     -----------
Net investment in property                                              66,970,469       67,515,910
Cash and cash equivalents                                                1,088,897        1,012,131
Cash and cash equivalents held in escrow                                   947,403          613,065
Deferred financing costs, net                                            3,311,019        3,386,089
Organizational costs, net                                                   61,278           69,056
Other assets                                                               267,723          348,668
                                                                      -------------     -----------
Total assets                                                          $ 72,646,789      $72,944,919
                                                                      -------------     -----------
                                                                      -------------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Mortgage notes payable                                                $ 46,349,965      $46,378,992
Accrued interest payable                                                 1,297,463        1,044,112
Other accrued expenses and liabilities                                   1,258,801        1,355,458
Due to general partners and affiliates of local partnerships             1,536,125        1,539,945
Development fees payable                                                 1,579,709        1,579,709
Construction costs payable                                                 605,358          605,358
Real estate taxes payable                                                  303,162           87,289
Due to General Partner and its affiliates                                  473,437          368,849
                                                                      -------------     -----------
Total liabilities                                                       53,404,020       52,959,712
                                                                      -------------     -----------
Minority interest in local partnerships                                  3,591,190        3,712,217
                                                                      -------------     -----------
Contingencies
Partners' capital (deficit)
Limited partners (38,125 BUC$ issued and outstanding)                   15,836,662       16,451,859
General Partner (1 BUC issued and outstanding)                            (185,083 )       (178,869)
                                                                      -------------     -----------
Total partners' capital                                                 15,651,579       16,272,990
                                                                      -------------     -----------
Total liabilities and partners' capital                               $ 72,646,789      $72,944,919
                                                                      -------------     -----------
                                                                      -------------     -----------

- ---------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                         -------------------------
                                                                            1996           1995
- --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                            $2,221,545     $2,181,024
Other income                                                                 58,474        108,753
Interest income                                                               5,761          6,316
                                                                         ----------     ----------
                                                                          2,285,780      2,296,093
                                                                         ----------     ----------
EXPENSES
Interest                                                                  1,072,456      1,069,912
Depreciation and amortization                                               628,289        639,726
Operating and other                                                         356,967        338,354
Taxes and insurance                                                         293,636        282,975
Repairs and maintenance                                                     408,597        325,285
General and administrative                                                   93,063         93,047
Partnership management fees                                                  85,434         85,434
Property management fees                                                     89,776         91,514
                                                                         ----------     ----------
                                                                          3,028,218      2,926,247
                                                                         ----------     ----------
Loss before minority interest                                              (742,438)      (630,154)
Minority interest in loss of local
  partnerships                                                              121,027        101,645
                                                                         ----------     ----------
Net loss                                                                 $ (621,411)    $ (528,509)
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET LOSS
Limited partners                                                         $ (615,197)    $ (523,224)
                                                                         ----------     ----------
                                                                         ----------     ----------
General Partner                                                          $   (6,214)    $   (5,285)
                                                                         ----------     ----------
                                                                         ----------     ----------
Net loss per limited partner BUC                                         $   (16.14)    $   (13.72)
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                  BUC$       PARTNERS        PARTNER         TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--March 31, 1996      38,126     $16,451,859     $(178,869)    $16,272,990
Net loss                                             --        (615,197)       (6,214)       (621,411)
                                                 ------     -----------     ---------     -----------
Partners' capital (deficit)--June 30, 1996       38,126     $15,836,662     $(185,083)    $15,651,579
                                                 ------     -----------     ---------     -----------
                                                 ------     -----------     ---------     -----------
- -----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                          -------------------------
                                                                             1996           1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $ (621,411)    $ (528,509)
                                                                          ----------     ----------
Adjustments to reconcile net loss to net cash provided by (used in)
  in operating activities:
Depreciation and amortization                                                628,289        639,726
Minority interest in loss of local partnerships                             (121,027)      (101,645)
(Increase) decrease in cash held in escrow                                  (334,338)       190,089
Increase (decrease) in real estate taxes payable                             215,873       (286,294)
Increase in accrued interest payable                                         253,351             --
(Increase) decrease in other assets                                           80,945        (72,747)
Increase in other liabilities                                                  4,111          3,502
                                                                          ----------     ----------
Total adjustments                                                            727,204        372,631
                                                                          ----------     ----------
Net cash provided by (used in) operating activities                          105,793       (155,878)
                                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage notes                                                   (29,027)       (17,635)
Advances pursuant to operating deficit guaranties                                 --         60,000
Payments for loans from local general partners                                    --        (27,751)
                                                                          ----------     ----------
Net cash provided by (used in) financing activities                          (29,027)        14,614
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                          76,766       (141,264)
Cash and cash equivalents at beginning of period                           1,012,131      1,201,654
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $1,088,897     $1,060,390
                                                                          ----------     ----------
                                                                          ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                             $  801,425     $  916,882
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)
A. General

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Tax Credit Properties L.P. (the ``Partnership'') as of June 30, 1996, the results of its operations and its cash flows for the three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1996.

   The Partnership invests in partnerships (the ``Local Partnerships'') which own the properties. The financial statements of the Local Partnerships consolidated herein are for the three month periods ended March 31, and occupancy rates are as of March 31.

   Certain balances from prior periods have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Prudential-Bache Properties, Inc. (the ``General Partner'' or ``PBP'') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partner and its affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred were:

                                             Three Months
                                            Ended June 30,
                                         ---------------------
                                           1996         1995
- --------------------------------------------------------------
  Management fees                        $ 85,434     $ 85,434
  General and administrative               20,605       19,836
                                         --------     --------
                                         $106,039     $105,270
                                         --------     --------
                                         --------     --------

   As of June 30, 1996, Due to General Partner and its affiliates includes $430,794 relating to management fees payable and $42,643 relating to reimbursement of general and administrative costs.

   A portion of the management fees paid to the General Partner is remitted to an affiliate of the Local General Partner of five of the Local Partnerships. The General Partner has deferred the receipt of its management fee since January 1, 1995 and has deferred the receipt of the reimbursement of general and administrative costs incurred on behalf of the Partnership since April 1, 1996.

   The Partnership maintains an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 56 BUC$ at June 30, 1996.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Prudential-Bache Tax Credit Properties L.P. (the ``Partnership'') invested in eight Local Partnerships that are owners of low-income multi-family residential complexes. The Local Partnerships are operated in accordance with the low-income housing rules and regulations in order to protect the related tax credits. The Partnership's primary sources of funds are rental revenues (which are fully utilized at the property level) and, to a lesser extent, interest earned on working capital reserves. A working capital reserve ($190,000 at June 30, 1996) is maintained to fund operations and contingencies of the Partnership. The working capital reserve is invested in a tax-free money fund. Based on the current level of the Partnership's working capital reserve, the General Partner has deferred the receipt of its management fee since January 1, 1995 and the reimbursement of general and administrative costs incurred on behalf of the Partnership since April 1, 1996.

   At the Local Partnership level, some Local General Partners and/or their affiliates have made guaranties with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to deficit guaranty agreements, the majority of which are unsecured. As of June 30, 1996, there are open operating deficit guarantee commitments at Papillion Heights and Summer Creek Villas.

   The Local Partnerships generated net operating income before debt service of $1,090,000 and $1,217,000 during the three month periods ended June 30, 1996 and 1995, respectively. Debt service payments (interest and principal) made during the same periods were $830,000 and $935,000, respectively.

Results of Operations

   The operating results of the Local Partnerships consolidated herein are for the three-month periods ended March 31. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

   Net operating income before debt service of the Local Partnerships was as follows:

                                                     Three Months
                                                    Ended June 30,
                                               -------------------------
Property                                          1996           1995
- ------------------------------------------------------------------------
Hubbard's Ridge                                $   48,000     $   70,000
Cutler Canal II                                   136,000        150,000
Diamond Street                                     22,000         24,000
Papillion Heights                                  33,000         35,000
Hill Top Homes                                    103,000        130,000
Summer Creek Villas                               650,000        707,000
Brookland Park Plaza                               61,000         62,000
Compton Townhouses                                 37,000         39,000
                                               ----------     ----------
                                               $1,090,000     $1,217,000
                                               ----------     ----------
                                               ----------     ----------

   Rental income increased $41,000 for the three months ended June 30, 1996 as compared to 1995. This variance was primarily the result of an increase at the Summer Creek Villas property of $17,000 due to an increase in rental rates and a $17,000 increase at Hubbard's Ridge due to increased occupancy. Additionally, rental income increased $9,000 at Cutler Canal II due to increased rental rates offset by a decrease at Diamond Street of $9,000 due to decreased occupancies.

   Other income (consisting primarily of application fees and forfeited security deposits) decreased $50,000 for the three months ended June 30, 1996 as compared to 1995. Other income decreased $41,000 and $7,000, respectively, at Summer Creek Villas and Hubbard's Ridge, as a result of lower collections of forfeited security deposits.

   Operating and other expenses increased $19,000 for the three months ended June 30, 1996 as compared to 1995 mainly due to increases in utilities expense at Cutler Canal II and Brookland Park Plaza of $7,000 and $5,000, respectively, and $9,000 at Hill Top Homes due to increased management salaries and cable costs.

   Repairs and maintenance increased $83,000 for the three months ended June 30, 1996 as compared to 1995 mainly due to increases of $36,000, $22,000 and $12,000, respectively, at Hubbard's Ridge, Summer Creek Villas and Hill Top Homes. The increase at Hubbard's Ridge was due to damage caused by wind storms which will be partially recovered through future insurance proceeds; at Summer Creek Villas due to increased carpet replacement costs; and at Hill Top Homes due to increased grounds maintenance and carpet replacement costs.

Property Information

   Occupancies at the Local Partnerships were as follows:

                                                  March 31,
                                               ---------------
Property                                       1996      1995
- --------------------------------------------------------------
Hubbard's Ridge                                   93%       85%
Cutler Canal II                                   94        97
Diamond Street                                    83        96
Papillion Heights                                100       100
Hill Top Homes                                    96        94
Summer Creek Villas                               90        95
Brookland Park Plaza                             100       100
Compton Townhouses                                95       100

   (Occupancies are calculated by dividing occupied units by total available units.)

   The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There have been no significant changes in occupancies at the above properties as of August 4, 1996, except for an increase at Diamond Street to 92% and a decrease at Cutler Canal II to 85%.

                                   *  *  *  *

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Description:
             Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21, 1989*

             Form of Amended and Restated Agreement of Limited Partnership (included in Prospectus as Exhibit A)**

             Form of Purchase and Sale Agreement pertaining to the Partnership's Acquisition of Local Partnership Interests.**

             Form of Amended and Restated Agreement of Local Limited Partnership of Local Partnerships.**

        (b)  Reports on Form 8-K--None

      ------------
       * Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) (the ``Registration Statement'') and incorporated herein by reference.
      ** Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-11
         Registration Statement and incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Tax Credit Properties L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                      Date: August 14, 1996
    ----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant