Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1996-11-14
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20638

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                13-3519080
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Seaport Plaza, New York, New York                   10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,      March 31,
                                                                          1996             1996
---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,005,633      $ 4,005,633
Buildings and improvements                                              74,583,558       74,583,558
Accumulated depreciation                                               (12,183,278)     (11,073,281)
                                                                      -------------     -----------
Net investment in property                                              66,405,913       67,515,910
Cash and cash equivalents                                                  861,508        1,012,131
Cash and cash equivalents held in escrow                                 1,014,773          613,065
Deferred financing costs, net                                            3,236,753        3,386,089
Organizational costs, net                                                   52,879           69,056
Other assets                                                               476,936          348,668
                                                                      -------------     -----------
Total assets                                                          $ 72,048,762      $72,944,919
                                                                      -------------     -----------
                                                                      -------------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Mortgage notes payable                                                $ 46,311,541      $46,378,992
Accrued interest payable                                                 1,304,410        1,044,112
Other accrued expenses and liabilities                                   1,273,727        1,355,458
Due to general partners and affiliates of local partnerships             1,678,773        1,539,945
Development fees payable                                                 1,579,709        1,579,709
Construction costs payable                                                 605,358          605,358
Real estate taxes payable                                                  379,533           87,289
Due to General Partner and its affiliates                                  531,936          368,849
                                                                      -------------     -----------
Total liabilities                                                       53,664,987       52,959,712
                                                                      -------------     -----------
Minority interest in local partnerships                                  3,450,717        3,712,217
                                                                      -------------     -----------
Contingencies
Partners' capital (deficit)
Limited partners (38,125 BUC$ issued and outstanding)                   15,125,326       16,451,859
General Partner (1 BUC issued and outstanding)                            (192,268)        (178,869)
                                                                      -------------     -----------
Total partners' capital                                                 14,933,058       16,272,990
                                                                      -------------     -----------
Total liabilities and partners' capital                               $ 72,048,762      $72,944,919
                                                                      -------------     -----------
                                                                      -------------     -----------
---------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Six Months            For the Three Months
                                                 Ended September 30,            Ended September 30,
                                             ---------------------------     -------------------------
                                                1996            1995            1996           1995
------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                $ 4,303,925     $ 4,365,677     $2,129,908     $2,191,319
Other income                                     225,265         245,414        113,570        128,530
Interest income                                   13,545          12,899          7,784          6,583
                                             -----------     -----------     ----------     ----------
                                               4,542,735       4,623,990      2,251,262      2,326,432
                                             -----------     -----------     ----------     ----------
EXPENSES
Interest                                       2,150,564       2,153,108      1,078,108      1,083,196
Depreciation and amortization                  1,275,510       1,274,119        647,221        634,393
Operating and other                              954,770         901,193        516,459        493,215
Taxes and insurance                              586,048         576,559        292,412        293,584
Repairs and maintenance                          642,461         557,444        309,515        300,268
General and administrative                       189,655         211,849         96,592        118,852
Partnership management fees                      131,620         171,808         46,186         86,374
Property management fees                         213,539         180,835        123,763         89,321
                                             -----------     -----------     ----------     ----------
                                               6,144,167       6,026,915      3,110,256      3,099,203
                                             -----------     -----------     ----------     ----------
Loss before minority interest                 (1,601,432)     (1,402,925)      (858,994)      (772,771)
Minority interest in loss of local
  partnerships                                   261,500         218,318        140,473        116,673
                                             -----------     -----------     ----------     ----------
Net loss                                     $(1,339,932)    $(1,184,607)    $ (718,521)    $ (656,098)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
ALLOCATION OF NET LOSS
Limited partners                             $(1,326,533)    $(1,172,761)    $ (711,336)    $ (649,537)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
General Partner                              $   (13,399)    $   (11,846)    $   (7,185)    $   (6,561)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
Net loss per limited partner BUC             $    (34.79)    $    (30.76)    $   (18.65)    $   (17.04)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                  BUC$       PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--March 31, 1996      38,126     $16,451,859     $(178,869)    $16,272,990
Net loss                                             --      (1,326,533)      (13,399)     (1,339,932)
                                                 ------     -----------     ---------     -----------
Partners' capital (deficit)--September 30,
  1996                                           38,126     $15,125,326     $(192,268)    $14,933,058
                                                 ------     -----------     ---------     -----------
                                                 ------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             For the Six Months
                                                                             Ended September 30,
                                                                         ---------------------------
                                                                            1996            1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(1,339,932)    $(1,184,607)
                                                                         -----------     -----------
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                              1,275,510       1,274,119
Minority interest in loss of local partnerships                             (261,500)       (218,318)
(Increase) decrease in cash held in escrow                                  (401,708)          8,121
Increase (decrease) in real estate taxes payable                             292,244        (103,586)
Increase (decrease) in accrued interest payable                              260,298         (99,928)
Increase in other assets                                                    (128,268)        (23,056)
Increase in other liabilities                                                140,184          60,766
                                                                         -----------     -----------
Total adjustments                                                          1,176,760         898,118
                                                                         -----------     -----------
Net cash used in operating activities                                       (163,172)       (286,489)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage notes                                                   (67,451)        (68,450)
Advances pursuant to operating deficit guaranties                            180,000          60,000
Payment on working capital advance from local general partner               (100,000)             --
                                                                         -----------     -----------
Net cash provided by (used in) financing activities                        12,549          (8,450)
                                                                         -----------     -----------
Net decrease in cash and cash equivalents                                   (150,623)       (294,939)
Cash and cash equivalents at beginning of period                           1,012,131       1,201,654
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   861,508     $   906,715
                                                                         -----------     -----------
                                                                         -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $ 1,855,625     $ 2,210,854
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

A. General

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Tax Credit Properties L.P. (the ``Partnership'') as of September 30, 1996, the results of its operations for the six and three months ended September 30, 1996 and 1995 and its cash flows for the six months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The Partnership invests in partnerships (the ``Local Partnerships'') which own the properties. The financial statements of the Local Partnerships consolidated herein are for the six-month periods ended June 30, and occupancy rates are as of June 30.

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

                                              Six Months                 Three Months
                                          Ended September 30,         Ended September 30,
                                         ---------------------       ---------------------
                                           1996         1995           1996         1995
------------------------------------------------------------------------------------------
  Management fees                        $131,620     $171,808       $ 46,186     $ 86,374
  General and administrative               55,185       61,644         34,580       41,808
                                         --------     --------       --------     --------
                                         $186,805     $233,452       $ 80,766     $128,182
                                         --------     --------       --------     --------
                                         --------     --------       --------     --------

   As of September 30, 1996, Due to General Partner and its affiliates includes $476,980 relating to management fees payable and $54,956 relating to reimbursement of general and administrative costs.

   A portion of the management fees paid to the General Partner is remitted to an affiliate of the Local General Partner of five of the Local partnerships. The General Partner has deferred the receipt of its management fees since January 1, 1995 and has deferred the receipt of the reimbursement of general and administrative costs incurred on behalf of the Partnership since April 1, 1996.

   P.B. Tax Credit S.L.P. (``PBSLP''), an affiliate of the General Partner, acts as special limited partner of each Local Partnership and is entitled to receive up to $2,750 per year from each Local Partnership as a local administrative fee. As of September 30, 1996, $122,938 in fees have been incurred, of which $40,188 were incurred for the six months ended September 30, 1996; however, no fees have been paid to date.

   The Partnership maintains an account with the Prudential Tax Free Money Market Fund, an affiliate of PBP, for investment of its available cash in short-term instruments.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 56 BUC$ at September 30, 1996.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Prudential-Bache Tax Credit Properties L.P. (the ``Partnership'') invested in eight Local Partnerships that are owners of low-income multi-family residential complexes. The Local Partnerships are operated in accordance with the low-income housing rules and regulations in order to protect the related tax credits. The Partnership's primary sources of funds are rental revenues (which are fully utilized at the property level) and, to a lesser extent, interest earned on working capital reserves. A working capital reserve ($139,000 at September 30, 1996) is maintained to fund operations and contingencies of the Partnership. The working capital reserve is invested in a tax-free money market fund. Based on the reduced level of the Partnership's working capital reserve, the General Partner has deferred the receipt of its management fee since January 1, 1995 and the reimbursement of general and administrative costs incurred on behalf of the Partnership since April 1, 1996.

   At the Local Partnership level, certain Local General Partners and/or their affiliates have made guarantees with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to operating deficit guaranty agreements. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. As of September 30, 1996, there are still operating deficit guaranty agreements in effect at Summer Creek Villas and Papillion Heights.

   The Summer Creek Villas Local Partnership continues to experience cash flow deficits. The maximum funding obligation of the Local General Partner under the Summer Creek Villas operating deficit guaranty agreement which expires on December 31, 1996 is $3,392,000, of which $1,055,000 has been funded through September 30, 1996. The Local General Partner is also obligated to fund operating deficits during a second guaranty period commencing August 1996 and expiring July 1999. The maximum funding obligation under this second guaranty period is $924,000. In November 1996, an additional $300,000 was funded under the operating deficit guaranty agreement. As of September 30, 1996, the financial statements of the Partnership reflect $800,000 as ``due to general partners and affiliates of Local Partnerships'' under the Summer Creek Villas operating deficit guaranty agreement.

   The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, approximately $40,000 has been funded to date and such amount is reflected in the financial statements as ``due to general partners and affiliates of Local Partnerships'' as of September 30, 1996.

   In addition, the Partnership's financial statements as of September 30, 1996 also reflect payables of approximately $150,000 under certain operating deficit guaranty agreements which have expired.

   The Local Partnerships generated net operating income before debt service of $2,067,000 and $2,311,000 during the six-month periods ended September 30, 1996 and 1995, respectively. Debt service payments (interest and principal) made during the same periods were $1,923,000 and $2,279,000, respectively. The Local Partnerships received $180,000 from operating deficit guarantees during the six months ended September 30, 1996 and an additional $300,000 in November 1996 as noted above.

Results of Operations

   The operating results of the Local Partnerships consolidated herein are for the six-month periods ended June 30. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

   Net operating income before debt service of the Local Partnerships was as follows:

                                                      Six Months
                                                  Ended September 30,
                                               -------------------------
Property                                          1996           1995
------------------------------------------------------------------------
Hubbard's Ridge                                $  117,000     $  129,000
Cutler Canal II                                   255,000        286,000
Diamond Street                                     35,000         57,000
Papillion Heights                                  67,000         70,000
Hill Top Homes                                    172,000        221,000
Summer Creek Villas                             1,236,000      1,371,000
Brookland Park Plaza                              112,000        104,000
Compton Townhouses                                 73,000         73,000
                                               ----------     ----------
                                               $2,067,000     $2,311,000
                                               ----------     ----------
                                               ----------     ----------

   Rental income decreased $62,000 for the six months ended September 30, 1996 as compared to 1995 mainly as a result of decreases of $59,000, $17,000 and $12,000, respectively, at Summer Creek Villas, Diamond Street and Cutler Canal II due to lower occupancies, partially offset by a $22,000 increase at Hubbard's Ridge due to higher rental rates.

   Other income (consisting primarily of application fees and forfeited security deposits) decreased $20,000 for the six months ended September 30, 1996 as compared to 1995. The main reasons for the variance was a decrease of $18,000 at Summer Creek Villas due to lower collections of application fees and a decrease of $10,000 at Hill Top Homes due to lower collections of late charges and forfeited security deposits, partially offset by an increase of $10,000 at Cutler Canal II due to higher collections of forfeited security deposits.

   Operating and other expense increased $54,000 for the six months ended September 30, 1996 as compared to 1995. The reasons for the variance was an increase at Hubbard's Ridge of $15,000 as a result of increased bad debt and utilities expenses; an increase of $12,000 at Brookland Park Plaza as a result of higher superintendent fees; and an increase of $9,000 at Hill Top Homes due to higher cable costs.

   Repairs and maintenance expense increased $85,000 for the six months ended September 30, 1996 as compared to 1995 mainly due to increases of $34,000, $25,000 and $19,000 at Summer Creek Villas, Hill Top Homes and Hubbard's Ridge, respectively. The increase at Summer Creek Villas was the result of higher carpet cleaning and replacement and general maintenance costs; at Hill Top Homes due to increased ground maintenance and carpet replacement costs; and at Hubbard's Ridge due to damage caused by wind storms, partially offset by the receipt of insurance proceeds.

   General and administrative expense decreased $22,000 for the six months ended September 30, 1996 as compared to 1995 primarily due to lower costs to administer the Partnership.

   Partnership management fees expense decreased $40,000 and Property management fees expense increased $33,000 for the six months ended September 30, 1996 as compared to 1995 primarily due to a reclassification between the two categories.

   Comparative second quarter 1996 and 1995 operating results generally reflect the trends discussed for the comparative six month periods.

Property Information

   Occupancies at the Local Partnerships were as follows:

                                                 June 30,
                                               -------------
Property                                       1996     1995
------------------------------------------------------------
Hubbard's Ridge                                 90%      98%
Cutler Canal II                                 91       96
Diamond Street                                  92       96
Papillion Heights                              100      100
Hill Top Homes                                  93       95
Summer Creek Villas                             90       95
Brookland Park Plaza                           100      100
Compton Townhouses                              95       97

   (Occupancies are calculated by dividing occupied units by total available units.)

   The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of November 3, 1996, except for decreases at Hubbard's Ridge to 80% and at Summer Creek Villas to 84%.
                                   *  *  *  *

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

Prudential-Bache Tax Credit Properties L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                      Date: November 14, 1996
    ----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       11