Form 10-Q
period 1996-12-31
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1997-02-14
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1996

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      December 31,       March 31,
                                                                          1996             1996
---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,005,633      $ 4,005,633
Buildings and improvements                                              74,583,558       74,583,558
Accumulated depreciation                                               (12,739,045 )    (11,073,281)
                                                                      -------------     -----------
Net investment in property                                              65,850,146       67,515,910
Cash and cash equivalents                                                  957,318        1,012,131
Cash and cash equivalents held in escrow                                 1,144,456          613,065
Deferred financing costs, net                                            3,161,248        3,386,089
Organizational costs, net                                                   45,722           69,056
Other assets                                                               200,713          348,668
                                                                      -------------     -----------
Total assets                                                          $ 71,359,603      $72,944,919
                                                                      -------------     -----------
                                                                      -------------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Mortgage notes payable                                                $ 46,229,155      $46,378,992
Accrued interest payable                                                 1,324,810        1,044,112
Other accrued expenses and liabilities                                   1,303,971        1,355,458
Due to general partners and affiliates of local partnerships             1,701,155        1,539,945
Development fees payable                                                 1,579,709        1,579,709
Construction costs payable                                                 605,358          605,358
Real estate taxes payable                                                  537,938           87,289
Due to General Partner and its affiliates                                  619,794          368,849
                                                                      -------------     -----------
Total liabilities                                                       53,901,890       52,959,712
                                                                      -------------     -----------
Minority interest in local partnerships                                  3,292,306        3,712,217
                                                                      -------------     -----------
Partners' capital (deficit)
Limited partners (38,125 BUC$ issued and outstanding)                   14,365,352       16,451,859
General Partner (1 BUC issued and outstanding)                            (199,945 )       (178,869)
                                                                      -------------     -----------
Total partners' capital                                                 14,165,407       16,272,990
                                                                      -------------     -----------
Total liabilities and partners' capital                               $ 71,359,603      $72,944,919
                                                                      -------------     -----------
                                                                      -------------     -----------

---------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements
                                       2

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Nine Months           For the Three Months
                                                 Ended December 31,             Ended December 31,
                                             ---------------------------     -------------------------
                                                1996            1995            1996           1995
------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                $ 6,415,617     $ 6,563,111     $2,111,692     $2,201,142
Other income                                     353,644         458,339        128,379        212,124
Interest income                                   15,559          18,615          2,014          5,716
                                             -----------     -----------     ----------     ----------
                                               6,784,820       7,040,065      2,242,085      2,418,982
                                             -----------     -----------     ----------     ----------
EXPENSES
Interest                                       3,233,596       3,218,306      1,083,032      1,065,198
Depreciation and amortization                  1,913,939       1,910,385        638,429        636,266
Operating and other                            1,467,784       1,406,054        513,014        505,691
Taxes and insurance                              919,403         862,454        333,355        285,895
Repairs and maintenance                          997,859         919,979        355,398        364,612
General and administrative                       266,586         308,035         76,931         96,186
Partnership management fees                      212,931         258,181         81,311         86,373
Property management fees                         300,216         262,556         86,677         81,721
                                             -----------     -----------     ----------     ----------
                                               9,312,314       9,145,950      3,168,147      3,121,942
                                             -----------     -----------     ----------     ----------
Loss before minority interest                 (2,527,494)     (2,105,885)      (926,062)      (702,960)
Minority interest in loss of local
  partnerships                                   419,911         363,600        158,411        145,282
                                             -----------     -----------     ----------     ----------
Net loss                                     $(2,107,583)    $(1,742,285)    $ (767,651)    $ (557,678)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
ALLOCATION OF NET LOSS
Limited partners                             $(2,086,507)    $(1,724,862)    $ (759,974)    $ (552,101)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
General Partner                              $   (21,076)    $   (17,423)    $   (7,677)    $   (5,577)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
Net loss per limited partner BUC             $    (54.72)    $    (45.24)    $   (19.93)    $   (14.48)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                  BUC$       PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--March 31, 1996      38,126     $16,451,859     $(178,869)    $16,272,990
Net loss                                             --      (2,086,507)      (21,076)     (2,107,583)
                                                 ------     -----------     ---------     -----------
Partners' capital (deficit)--December 31,
  1996                                           38,126     $14,365,352     $(199,945)    $14,165,407
                                                 ------     -----------     ---------     -----------
                                                 ------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             For the Nine Months
                                                                             Ended December 31,
                                                                         ---------------------------
                                                                            1996            1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(2,107,583)    $(1,742,285)
                                                                         -----------     -----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                              1,913,939       1,910,385
Minority interest in loss of local partnerships                             (419,911)       (363,600)
Increase in cash held in escrow                                             (531,391)       (145,219)
Increase in real estate taxes payable                                        450,649         108,711
Increase (decrease) in accrued interest payable                              280,698        (116,946)
(Increase) decrease in other assets                                          147,955         (65,188)
Increase in other liabilities                                                307,668          64,365
                                                                         -----------     -----------
Total adjustments                                                          2,149,607       1,392,508
                                                                         -----------     -----------
Net cash provided by (used in) operating activities                           42,024        (349,777)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage notes                                                  (149,837)       (104,618)
Advances pursuant to operating deficit guaranties                            153,000         175,000
Payment on working capital advance from local general partner               (100,000)             --
                                                                         -----------     -----------
Net cash provided by (used in) financing activities                          (96,837)         70,382
                                                                         -----------     -----------
Net decrease in cash and cash equivalents                                    (54,813)       (279,395)
Cash and cash equivalents at beginning of period                           1,012,131       1,201,654
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   957,318     $   922,259
                                                                         -----------     -----------
                                                                         -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $ 2,900,937     $ 3,283,293
                                                                         -----------     -----------
                                                                         -----------     -----------

----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

A. General

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Tax Credit Properties L.P. (the ``Partnership'') as of December 31, 1996, the results of its operations for the nine and three months ended December 31, 1996 and 1995 and its cash flows for the nine months ended December 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The Partnership invests in partnerships (the ``Local Partnerships'') which own the properties. The financial statements of the Local Partnerships consolidated herein are for the nine-month periods ended September 30, and occupancy rates are as of September 30.

   On December 19, 1996, Prudential-Bache Properties, Inc. (``PBP''), the general partner of the Partnership (the ``General Partner''); P.B. Tax Credit S.L.P. (``PBSLP''), an affiliate of the General Partner; and Related Capital Company (``RCC'') entered into an agreement for the purchase by RCC or its affiliates of PBP's general partner interests in the Registrant and certain other associated interests. Affiliates of RCC serve as general partners of five of the Local Partnerships. The agreement is subject to numerous conditions including the settlement of the class action litigation (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) (the ``Class Action'') against affiliates of RCC and the approval of the sale and withdrawal of PBP as the sole general partner of the Partnership by the court overseeing the Class Action. Following consummation of the transaction, RCC or its affiliate will become the general partner of the Partnership. There can be no assurance that the conditions to the closing of the proposed transaction will be satisfied nor to the time frame in which a closing may occur.

   Certain balances from prior periods have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partner and its affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred were:

                                              Nine Months                Three Months
                                          Ended December 31,          Ended December 31,
                                         ---------------------       ---------------------
                                           1996         1995           1996         1995
------------------------------------------------------------------------------------------
  Management fees                        $212,931     $258,181       $ 81,311     $ 86,373
  General and administrative               64,641       75,920          9,456       14,276
                                         --------     --------       --------     --------
                                         $277,572     $334,101       $ 90,767     $100,649
                                         --------     --------       --------     --------
                                         --------     --------       --------     --------

                                       5

   A portion of the management fees paid to the General Partner is remitted to an affiliate of the Local General Partner of five of the Local Partnerships. The General Partner has deferred the receipt of its management fees since January 1, 1995 and has deferred the receipt of the reimbursement of general and administrative costs (excluding printing costs) incurred on behalf of the Partnership since April 1, 1996. As of December 31, 1996, Due to General Partner and its affiliates includes $558,291 relating to management fees payable and $61,503 relating to reimbursement of general and administrative costs.

   PBSLP acts as special limited partner of each Local Partnership and is entitled to receive up to $2,750 per year from each Local Partnership as a local administrative fee. As of December 31, 1996, $128,000 in fees have been accrued, of which $45,250 were incurred for the nine months ended December 31, 1996; however, no fees have been paid to date.

   Pursuant to the agreement entered into by PBP and RCC on December 19, 1996 and subject to the conditions to the closing of the proposed transaction being satisfied, all amounts due to the General Partner as noted in the preceding two paragraphs (excluding printing costs of $9,210) will be forgiven by PBP (see Note A to the financial statements).

   The Partnership maintains an account with the Prudential Tax Free Money Market Fund, an affiliate of PBP, for investment of its available cash in short-term instruments.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 56 BUC$ at December 31, 1996.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Prudential-Bache Tax Credit Properties L.P. (the ``Partnership'') invested in eight Local Partnerships that are owners of low-income multi-family residential complexes. The Local Partnerships are operated in accordance with the low-income housing rules and regulations in order to protect the related tax credits. The Partnership's primary sources of funds are rental revenues (which are fully utilized at the property level) and, to a lesser extent, interest earned on working capital reserves. A working capital reserve ($121,000 at December 31, 1996) is maintained to fund operations and contingencies of the Partnership. The working capital reserve is invested in a tax-free money market fund. Based on the reduced level of the Partnership's working capital reserve, the General Partner has deferred the receipt of its management fee since January 1, 1995 and the reimbursement of general and administrative costs (excluding printing costs) incurred on behalf of the Partnership since April 1, 1996. (See Note B to the financial statements.)

   At the Local Partnership level, certain Local General Partners and/or their affiliates have made guarantees with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to operating deficit guaranty agreements. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. As of December 31, 1996, there are still operating deficit guaranty agreements in effect at Summer Creek Villas and Papillion Heights.

   The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner under the Summer Creek Villas operating deficit guaranty agreement which expired on December 31, 1996 was $3,392,000, of which $1,540,000 was funded through December 31, 1996. Of the total funded, the Local General Partner has elected to treat $820,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period commencing August 1996 and expiring July 1999. The maximum funding obligation during this second guaranty period is $924,000 of which $112,000 was funded through December 31, 1996 and treated as non-repayable advances. As of December
31, 1996, the financial statements of the Partnership include $773,000 as ``Due to general partners and affiliates of Local Partnerships'' under the Summer Creek Villas operating deficit guaranty agreement due to the three month lag in recording the financial information of the Local Partnerships.

   The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, approximately $40,000 has been funded to date and such amount is included in the financial statements as ``Due to general partners and affiliates of Local Partnerships'' as of December 31, 1996.

   In addition, the Partnership's financial statements as of December 31, 1996 also reflect payables of approximately $150,000 under certain operating deficit guaranty agreements which have expired.

   The Local Partnerships generated net operating income before debt service and depreciation of $2,967,000 and $3,435,000 during the nine-month periods ended December 31, 1996 and 1995, respectively. Debt service payments (interest and principal) made during the same periods were $3,051,000 and $3,388,000, respectively.

Results of Operations

   The operating results of the Local Partnerships consolidated herein are for the nine-month periods ended September 30. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

   Net operating income before debt service and depreciation of the Local Partnerships was as follows:

                                                      Nine Months
                                                  Ended December 31,
                                               -------------------------
Property                                          1996           1995
------------------------------------------------------------------------
Hubbard's Ridge                                $  155,000     $  202,000
Cutler Canal II                                   375,000        429,000
Diamond Street                                     59,000         83,000
Papillion Heights                                 100,000        188,000
Hill Top Homes                                    243,000        303,000
Summer Creek Villas                             1,769,000      1,948,000
Brookland Park Plaza                              153,000        169,000
Compton Townhouses                                113,000        113,000
                                               ----------     ----------
                                               $2,967,000     $3,435,000
                                               ----------     ----------
                                               ----------     ----------

   Rental income decreased $147,000 for the nine months ended December 31, 1996 as compared to 1995 mainly as a result of decreases of $124,000, $44,000 and $21,000, respectively, at Summer Creek Villas, Diamond Street and Cutler Canal II due to lower occupancies. These decreases were partially offset by increases of $17,000 each at Hubbard's Ridge and Hill Top Homes due to higher rental rates.

   Other income (consisting primarily of application fees, forfeited security deposits and operating deficit guarantees) decreased $105,000 for the nine months ended December 31, 1996 as compared to 1995 primarily due to a $94,000 adjustment in 1995 relating to an operating deficit guaranty agreement of a Local Partnership.

   Operating and other expense increased $62,000 for the nine months ended December 31, 1996 as compared to 1995. The variance was mainly due to increases of $20,000, $16,000 and $15,000 at Hill Top Homes, Hubbard's Ridge and Cutler Canal II, respectively, as a result of the recognition of uncollected rents.

   Taxes and insurance expense increased $57,000 for the nine months ended December 31, 1996 as compared to 1995. The variance was mainly due to increases of $27,000, $17,000 and $16,000 at Brookland Park Plaza, Hill Top Homes and Hubbard's Ridge, respectively, as a result of the timing of recording both real estate taxes and property insurance.

   Repairs and maintenance expense increased $78,000 for the nine months ended December 31, 1996 as compared to 1995 mainly due to increases of $42,000, $29,000 and $20,000 at Summer Creek Villas, Hubbard's Ridge and Hill Top Homes, respectively. The increase at Summer Creek Villas was the result of higher carpet cleaning and replacement and general maintenance costs; at Hubbard's Ridge due to damage caused by wind storms, partially offset by the receipt of insurance proceeds; and at Hill Top Homes due to higher general maintenance costs. These variances were partially offset by a decrease of $14,000 at Papillion Heights due to lower repairs and replacement costs compared to the prior year. Repairs and maintenance expense for the Local Partnerships decreased $9,000 for the three months ended December 31, 1996 as compared to 1995 primarily due to Papillion Heights for the reasons discussed above.

   General and administrative expense decreased $41,000 for the nine months ended December 31, 1996 as compared to 1995 primarily due to lower costs to administer the Partnership.

   Partnership management fees expense decreased $45,000 and Property management fees expense increased $38,000 for the nine months ended December 31, 1996 as compared to 1995 primarily due to a reclassification between the two categories.

   Comparative three month 1996 and 1995 operating results generally reflect the trends discussed for the comparative nine month periods, except for repairs and maintenance expense as described above.

Property Information

   Occupancies at the Local Partnerships were as follows:

                                                     September 30,
                                               -------------------------
Property                                          1996           1995
------------------------------------------------------------------------
Hubbard's Ridge                                        81%            98%
Cutler Canal II                                        89             96
Diamond Street                                         92            100
Papillion Heights                                      96            100
Hill Top Homes                                         88             98
Summer Creek Villas                                    86             92
Brookland Park Plaza                                  100             97
Compton Townhouses                                     97             92

   (Occupancies are calculated by dividing occupied units by total available units.)

   The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of February 2, 1997 except for a continuing decrease in the occupancy rate to 82% at Summer Creek Villas.

                                   *  *  *  *

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Description:
             Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21, 1989*
             Form of Amended and Restated Agreement of Limited Partnership (included in
             Prospectus as Exhibit A)**
             Form of Purchase and Sale Agreement pertaining to the Partnership's Acquisition of Local Partnership Interests.**
             Form of Amended and Restated Agreement of Local Limited Partnership of Local Partnerships.**
             Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--Current Report on Form 8-K dated December 19, 1996, as filed with the Securities and Exchange Commission on January 10, 1997, relating to Item 5 regarding the entering into an agreement for the sale of the general partner's interests in the Registrant and certain other associated interests.
          ------------
          * Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) (the ``Registration Statement'') and incorporated herein by reference.
         ** Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-11
            Registration Statement and incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Tax Credit Properties L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: February 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       11