Form 10-Q/A
period 1996-12-31
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1997-04-03
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-Q/A - Amendment #1

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

Item 2. A revised Management's Discussion and Analysis of Financial Condition and Results of Operations is being filed as Amendment #1 to Form 10-Q for the quarter ended December 31, 1996 due to the inclusion of updated information with respect to the operating deficit guaranty agreement at Summer Creek Villas.

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

   The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner under the Summer Creek Villas operating deficit guaranty agreement which expired on December 31, 1996 was $3,392,000, of which $1,653,000 was funded through December 31, 1996. Of the total funded, the Local General Partner has elected to treat $933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period commencing August 1996 and expiring July 1999. The maximum funding obligation during this second guaranty period is $924,000. As of December 31, 1996, the financial statements of the Partnership include $773,000 as ``Due to general partners and affiliates of Local Partnerships'' under the Summer Creek Villas operating deficit guaranty agreement due to the three month lag in recording the financial information of the Local Partnerships.

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

Prudential-Bache Tax Credit Properties L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: April 3, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       10