Form 10-K
period 1997-03-31
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1997-06-30
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-20638

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3519080
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)           (I.R.S. Employer Identification No.)

One Seaport Plaza, New York, New York           10292-0116
--------------------------------------------------------------------------------

(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                          Beneficial Unit Certificates
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ CK ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 33-28571)

   Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 33-28571)

   Annual Report to Limited Partners for the year ended March 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                      Index to exhibits can be found on page 10.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                      PAGE
Item  1     Business.....................................................    3
Item  2     Properties...................................................    5
Item  3     Legal Proceedings............................................    6
Item  4     Submission of Matters to a Vote of Limited Partners..........    6

PART II
Item  5     Market for Registrant's BUC$ and Related Limited Partner
              Matters....................................................    6
Item  6     Selected Financial Data......................................    7
Item  7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    7
Item  8     Financial Statements and Supplementary Data..................    7
Item  9     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    7

PART III
Item 10     Directors and Executive Officers of the Registrant...........    7
Item 11     Executive Compensation.......................................    9
Item 12     Security Ownership of Certain Beneficial Owners and
              Management.................................................    9
Item 13     Certain Relationships and Related Transactions...............    9

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form
              8-K
            Financial Statements and Financial Statement Schedules.......   10
            Exhibits.....................................................   10
            Reports on Form 8-K..........................................   10
SIGNATURES...............................................................   14

                                     PART I

Item 1. Business

General

   Prudential-Bache Tax Credit Properties L.P. (the 'Registrant'), a Delaware limited partnership, was formed on May 3, 1989 and will terminate on December 31, 2029 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the 'Partnership Agreement'). The Registrant was formed to invest in low-income, multi-family residential complexes ('Apartment Complexes' or 'Properties') and, to a lesser extent, in historic apartment complexes undergoing rehabilitation ('Historic Complexes' or 'Properties') through the acquisition of interests (the 'Local Partnership Interests') in local partnerships (the 'Local Partnerships') that are the owners of the Properties. These investments were made with proceeds from the initial sale of 38,125 Beneficial Unit Certificates ('BUC$'). The Registrant's fiscal year for tax and financial reporting purposes ends on December 31 and March 31, respectively.

   The primary objectives of the Registrant are to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended ('Housing Tax Credits') over the credit period for each Property in which the Registrant has invested and to a lesser extent, historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Housing Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partnerships owning then newly constructed or existing structures that have undergone substantial rehabilitation. The Local Partnerships in which the Registrant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related tax credits. It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow to provide distributions to the limited partners.

   The Registrant expects that in order to avoid recapture of Housing Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period and may be substantially longer.

   Each Property in which the Registrant invested is substantially mortgaged. However, the aggregate indebtedness did not exceed 85% of the appraised fair market value of any Property at the time of acquisition. The first mortgage financing encumbering the Properties was arranged by the general partner of the Local Partnership (the 'Local General Partner') owning the Properties prior to the time the Registrant became a limited partner therein.

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

   One Property had rental income which exceeded 15% of the Registrant's total revenue. Rental income from Palm Beach Apartments Ltd. ('Summer Creek Villas') as a percentage of the Registrant's total revenue was 43.8%, 47.5% and 47.9% during the years ended March 31, 1997, 1996 and 1995, respectively.

   No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 1997.

General Partner

   The general partner of the Registrant is Prudential-Bache Properties, Inc. (the 'General Partner' or 'PBP'). P.B. Tax Credit S.L.P. ('PBSLP'), an affiliate of the General Partner, acts as Special Limited Partner of each Local Partnership, entitling it to certain rights with respect to the operation and management of each Local Partnership.

   On December 19, 1996, PBP and Related Capital Company ('RCC') entered into an agreement for the purchase by RCC or its affiliates of PBP's general partner interests in the Registrant and certain other associated interests. The agreement is subject to numerous conditions including the settlement of the class action litigation (In re Prudential Securities Inc. Limited Partnerships Litigation, MDL No. 1005) (the 'Class Action') against affiliates of RCC and the approval of the sale and withdrawal of PBP as the sole general partner of the Registrant by the court overseeing the Class Action. Following consummation of the transaction, RCC or its affiliate will become the general partner of the Registrant. On December 31, 1996, the court overseeing the Class Action issued a preliminary approval order with respect to the settlement of the Class Action, which provides, in part, that pending final approval of the settlement of the Class Action, class members (including the limited partners and unitholders (collectively, the 'Limited Partners') of the Registrant) are prohibited from, among other things, transferring their partnership interests unless the transferee agrees to be bound by the terms of the settlement of the Class Action. There can be no assurance that the conditions to the closing of the proposed transaction will be satisfied nor as to the time frame in which a closing may occur.

   In June 1997, an Information Statement was mailed to Limited Partners of record as of December 24, 1996 advising them of these proposed changes together with a Notice of the Class Action and the terms of the settlement with RCC in the Class Action. A hearing will be held on August 28, 1997 in the U.S. Courthouse, 40 Centre Street, New York, New York, 10007, to determine the reasonableness and fairness of the settlement.

Competition

   The General Partner has formed various entities to engage in businesses that may be competitive with the Registrant.

   The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives tax credits may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes C and F to the consolidated financial statements in the Registrant's Annual Report to Limited Partners for the year ended March 31, 1997 ('Registrant's Annual Report') which is filed as an exhibit hereto.

Pending Legislation

   The United States Department of Housing and Urban Development ('HUD') previously released a proposal entitled the American Community Partnerships Act ('ACPA'). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are a discontinuation of project-based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any Federal Housing Administration ('FHA') insured debt would then be 'marked-to market', that is, revalued in light of the reduced income stream.

   Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt 'marked-to-market' debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based
Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

Item 2. Properties

   As of March 31, 1997, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for tax credits:

                                                                                         REGISTRANT'S
                                                                                          LOW-INCOME
                                                                                            HOUSING
                                                                                          TAX CREDIT
                                                      RENTS         OCCUPANCY RATE          FOR THE
                                     NUMBER           AS OF             AS OF             YEAR ENDED
          PROPERTY (a)              OF UNITS      JUNE 16, 1997     JUNE 16, 1997      DECEMBER 31, 1996
--------------------------------    ---------     -------------     --------------     -----------------
RMB Limited Partnership
  (Hubbard's Ridge)
  Garland, TX                           196         $385-$549              92%            $   395,768
Cutler Canal II Associates, Ltd.
  Miami, FL                             216           347-604              93                 896,701
Diamond Street Venture
  Philadelphia, PA                       48           476-536              96                 282,288
Papillion Heights Apartments
  L.P.
  Papillion, NE                          48           370-440             100                 173,661
Hill Top Homes Apartments
  Limited Partnership
  Arlington, TX                         171           460-660              96                 616,546
Palm Beach Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL                   770           519-708              85               2,241,161
Brookland Park Plaza
  Limited Partnership
  Richmond, VA                           77               511              99                 429,237
Compton Townhouses
  Limited Partnership
  Cincinnati, OH                         39               615             100                 205,620
                                                                                       -----------------
                                                                                          $ 5,240,982
                                                                                       -----------------
                                                                                       -----------------

(a) At March 31, 1997, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in
    Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II,
    Diamond Street, Papillion Heights and Brookland Park Plaza.
--------------------------------------------------------------------------------------------------------

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

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for Registrant's BUC$ and Related Limited Partner Matters

   As of June 1, 1997, there were 2,259 holders of record owning 38,125 BUC$. Additionally, the General Partner holds one BUC. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$. In addition, as noted in Item 1 Business above, pending final approval of the settlement of the Class Action, limited partners are prohibited from transferring their partnership interests unless the transferee agrees to be bound by the terms of the settlement of the Class Action. Consequently, holders of BUC$ may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise since inception. No distributions are anticipated in the foreseeable future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto on pages 2 through 25 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended March 31,
                             -------------------------------------------------------------------------
                                1997          1996            1995            1994            1993
                             -----------   -----------     -----------     -----------     -----------
Rental and other income      $ 9,775,005   $ 9,783,022     $ 9,031,174     $ 9,212,457     $ 8,938,787
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Interest income              $    41,291   $    49,257     $    47,693     $    75,242     $    93,419
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Interest expense             $ 4,428,530   $ 4,448,986     $ 4,474,229     $ 4,462,589     $ 4,236,927
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Depreciation and
  amortization expense       $ 2,517,547   $ 2,549,449     $ 2,640,262     $ 2,615,469     $ 2,692,891
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Provision for loss on
  impairment of assets       $        --   $        --     $ 2,700,000     $        --     $        --
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Loss before minority
  interest                   $(2,920,508)  $(2,587,393)    $(6,271,864)    $(3,341,362)    $(3,415,486)
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Minority interest in loss
  of local partnerships      $   409,993   $   421,144     $   608,088     $   496,042     $   476,756
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Net loss                     $(2,510,515)  $(2,166,249)    $(5,663,776)    $(2,845,320)    $(2,938,730)
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Net loss per limited
  partner BUC                $    (65.19)  $    (56.25)    $   (147.07)    $    (73.89)    $    (76.31)
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Total assets                 $70,502,375   $72,944,919     $76,174,392     $81,370,985     $90,042,295
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------
Mortgage notes payable       $46,099,028   $46,387,992     $46,529,512     $46,661,471     $46,797,027
                             -----------   -----------     -----------     -----------     -----------
                             -----------   -----------     -----------     -----------     -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 26 through 28 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The consolidated financial statements are incorporated by reference to pages 2 through 25 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

        Name                                      Position
Brian J. Martin             President, Chief Executive Officer,
                              Chairman of the Board of Directors and Director
Barbara J. Brooks           Vice President--Finance and Chief Financial Officer
Eugene D. Burak             Vice President and Chief Accounting Officer
Chester A.                  Senior Vice President
Piskorowski
Frank W. Giordano           Director
Nathalie P. Maio            Director

   BRIAN J. MARTIN, age 46, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in September 1980. Mr. Martin is a member of the Pennsylvania Bar.

   BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 52, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 54, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 55, is a Director of PBP. He is a Senior Vice President and Senior Counsel of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently she also serves in various capacities for other affiliated companies.

   Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of June 1, 1997, no director or executive officer of PBP owns directly or beneficially any interest in the voting securities of PBP.

   As of June 1, 1997, no director or executive officer of PBP owns directly or beneficially any of the BUC$ issued by the Registrant.

   As of June 1, 1997, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

                                    PART IV

                                                                          Page
                                                                           in
                                                                         Annual
                                                                         Report
                                                                         -------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)    1.    Financial Statements and Independent Auditors'
                 Report--Incorporated by reference to Registrant's
                 Annual Report which is filed as an exhibit hereto
              Financial Statements:
              Independent Auditors' Report                                   2
              Consolidated Statements of Financial Condition--March
                 31, 1997 and 1996                                          18
              Consolidated Statements of Operations--Three years
                 ended March 31, 1997                                       19
              Consolidated Statements of Changes in Partners'
                 Capital--Three years ended March 31, 1997                  19
              Consolidated Statements of Cash Flows--Three years
                 ended March 31, 1997                                       20
              Notes to Consolidated Financial Statements                    21
        2.    Financial Statement Schedules and Independent Auditors'
                 Report on Schedules
              Independent Auditors' Report on Schedules
              Schedules:
              III--Real Estate and Accumulated Depreciation at March
                 31, 1997
              All other schedules have been omitted because they are
                 not applicable or the required information is
                 included in the consolidated financial statements or
                 the notes thereto.
        3.    Exhibits
              Description:
              Agreement of Limited Partnership as adopted on May 3,
                 1989 and Amendments thereto dated May 25, 1989 and
                 June 21, 1989*
              Form of Amended and Restated Agreement of Limited
                 Partnership (included in Prospectus as Exhibit A)**
              Certificate of Limited Partnership as filed on May 3,
                 1989 and Amendments thereto dated May 25, 1989 and
                 June 21, 1989*
              Form of Purchase and Sale Agreement pertaining to the
                 Partnership's Acquisition of Local Partnership
                 Interests**
              Form of Amended and Restated Agreement of Local Limited
                 Partnership of Local Partnerships**
              Annual Report to Limited Partners for the year ended
                 March 31, 1997 (with the exception of the
                 information and data incorporated by reference to
                 Items 7 and 8 of this Annual Report on Form 10-K, no
                 other information or data appearing in the
                 Registrant's Annual Report is deemed to be filed as
                 part of this report) (filed herewith)
              Financial Data Schedule (filed herewith)
 (b)          Reports on Form 8-K
              Current Report on Form 8-K dated December 19, 1996, as
                 filed with the Securities and Exchange Commission on
                 January 10, 1997, relating to Item 5 regarding the
                 entering into of an agreement for the sale of the
                 General Partner's interests in the Registrant and
                 certain other associated interests.

------------------
  * Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement
   (No. 33-28571) and incorporated herein by reference.

** Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-11 Registration Statement
   (No. 33-28571) and incorporated herein by reference.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

TO THE PARTNERS OF
  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
  (A Delaware Limited Partnership):

   In connection with our audit of the consolidated financial statements of Prudential-Bache Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 1997. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

ANCHIN, BLOCK & ANCHIN LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
June 11, 1997

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
             Schedule III--Real Estate and Accumulated Depreciation
                                 March 31, 1997

        Column A            Column B                Column C                          Column D                  Column E
-------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Gross
                                                                                                               Amounts At
                                                                                                                 Which
                                                                                                               Carried At
                                                                                                                Close Of
                                                  Initial Cost                                                 Period(5)
                                           ---------------------------            Costs Capitalized            ----------
                                                           Buildings        Subsequent to Acquisition(7)
------------------------- ------------                        and          -------------------------------
Description (4)(6)        Encumbrances        Land        Improvements     Improvements     Carrying Costs        Land
------------------------- ------------     ----------     ------------     ------------     --------------     ----------
Apartment Complexes:
RMB Limited
Partnership(1)
(Hubbard's Ridge)
Garland, TX               $ 1,934,623      $  107,237     $   965,136      $ 3,732,973        $  185,180       $  107,237
Cutler Canal II
Associates, Ltd.(2)
Miami, FL                   5,982,895         807,071       1,388,350        8,861,278            67,728          807,071
Diamond Street Venture(3)
Philadelphia, PA            3,017,829           9,729         234,465        2,352,712           273,218            9,729
Papillion Heights
Apartments L.P.(1)
Papillion, NE               1,033,084          63,329       1,816,598          255,218            66,552           63,329
Hill Top Homes
Apartments L.P.(1)
Arlington, TX               3,643,632         553,841       3,690,150        3,542,729           316,368          553,841
Palm Beach Apartments,
Ltd.(1)
(Summer Creek Villas)
West Palm Beach, FL        26,614,668       2,396,876      10,578,563       25,557,883         1,876,795        2,396,876
Brookland Park Plaza
L.P.(1)
Richmond, VA                2,499,200          50,000         109,850        5,907,565           376,165           50,000
Compton Townhouses
L.P.(1)
Cincinnati, OH              1,373,097          17,550         476,708        1,923,171            28,203           17,550
                          ------------     ----------     ------------     ------------     --------------     ----------
                          $46,099,028      $4,005,633     $19,259,820      $52,133,529        $3,190,209       $4,005,633
                          ------------     ----------     ------------     ------------     --------------     ----------
                          ------------     ----------     ------------     ------------     --------------     ----------

                                  Column E                Column F         Column G         Column H             Column I
                         -------------------------      ------------     -------------    ----------     ------------------------
                            Gross Amounts At Which                                                             Life on which
                         Carried At Close Of Period(5)                                                        Depreciation in
                         ----------------------------                         Date                          Latest Consolidated
                          Buildings and                   Accumulated     Construction        Date        Statement of Operations
Description (4)(6)         Improvements     Total        Depreciation      Completed        Acquired          is computed
-------------------------  ------------   -----------   --------------     -------------    ----------   ------------------------
Apartment Complexes:
RMB Limited
Partnership(1)
(Hubbard's Ridge)
Garland, TX                $ 4,883,289      $ 4,990,526      $1,192,388          5/90           12/89                  30

Cutler Canal II
Associates, Ltd.(2)
Miami, FL                   10,317,356       11,124,427       1,573,623          1/91            1/90                  40

Diamond Street Venture(3)
Philadelphia, PA             2,860,395        2,870,124         789,098          12/90           1/90                  40

Papillion Heights
Apartments L.P.(1)
Papillion, NE                2,138,318        2,201,647         398,418          12/90           4/90                 27.5

Hill Top Homes
Apartments L.P.(1)
Arlington, TX                7,549,247        8,103,088       1,254,076          12/90           6/90                  30

Palm Beach Apartments,
Ltd.(1)
(Summer Creek Villas)
West Palm Beach, FL         38,013,241       40,410,117       5,934,623          8/91            6/90                  40

Brookland Park Plaza
L.P.(1)
Richmond, VA                 6,393,630        6,443,630       1,491,822          12/90           7/90                 27.5

Compton Townhouses
L.P.(1)
Cincinnati, OH               2,428,082        2,445,632         649,784          6/92            1/92                  40
                           ------------     -----------     -----------
                           $74,583,558      $78,589,191     $13,283,832
                           ------------     -----------     -----------
                           ------------     -----------     -----------

(1) First mortgage
(2) Includes first and second mortgages
(3) Includes first, second and third mortgages
(4) At March 31, 1997, the Registrant holds a 66.5% interest in the Local Partnership of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 1996 is $80,495,274.
(6) The Registrant believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition include a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III--Real Estate and Accumulated Depreciation

                                  (Continued)

                                                                       Year ended March 31
                                                          ---------------------------------------------
                                                             1997           1996             1995
                                                          -----------    -----------    ---------------
NOTE A--RECONCILIATIONS
AMOUNT AT WHICH REAL ESTATE IS CARRIED:

Balance at beginning of period.........................   $78,589,191    $78,589,191      $81,195,661
Additions (deductions) during the period
     Improvements......................................            --             --           93,530
     Write-downs during year (1).......................            --             --       (2,700,000)
                                                          -----------    -----------    ---------------
Balance at end of period...............................   $78,589,191    $78,589,191      $78,589,191
                                                          -----------    -----------    ---------------
                                                          -----------    -----------    ---------------
ACCUMULATED DEPRECIATION:
Balance at beginning of period.........................   $11,073,281    $ 8,863,867      $ 6,594,015
     Depreciation......................................     2,210,551      2,209,414        2,269,852
                                                          -----------    -----------    ---------------
Balance at end of period...............................   $13,283,832    $11,073,281      $ 8,863,867
                                                          -----------    -----------    ---------------
                                                          -----------    -----------    ---------------

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

Prudential-Bache Tax Credit Properties L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eugene D. Burak                      Date: June 30, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: June 30, 1997
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                    Date: June 30, 1997
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Eugene D. Burak                      Date: June 30, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: June 30, 1997
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: June 30, 1997
     ----------------------------------------
     Nathalie P. Maio
     Director