Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1997-08-14
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20638

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3519080
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

One Seaport Plaza, New York, New York           10292-0128
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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,         March 31,
                                                                          1997              1997
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,005,633      $  4,005,633
Buildings and improvements                                              74,583,558        74,583,558
Accumulated depreciation                                               (13,842,203 )     (13,283,832)
                                                                      -------------     ------------
Net investment in property                                              64,746,988        65,305,359
Cash and cash equivalents                                                  589,327           839,134
Cash and cash equivalents held in escrow                                 1,321,267           903,486
Deferred financing costs, net                                            3,074,889         3,136,727
Organizational costs, net                                                    8,003            11,422
Other assets                                                               359,536           306,247
                                                                      -------------     ------------
Total assets                                                          $ 70,100,010      $ 70,502,375
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Mortgage notes payable                                                $ 45,985,786      $ 46,099,028
Accrued interest payable                                                 1,482,068         1,266,943
Other accrued expenses and liabilities                                   1,045,764         1,265,302
Due to general partners and affiliates of local partnerships             2,077,915         1,654,598
Development fees payable                                                 1,579,709         1,579,709
Construction costs payable                                                 605,358           605,358
Real estate taxes payable                                                  286,878           118,195
Due to General Partner and its affiliates                                  936,898           848,543
                                                                      -------------     ------------
Total liabilities                                                       54,000,376        53,437,676
                                                                      -------------     ------------
Minority interest in local partnerships                                  3,132,170         3,302,224
                                                                      -------------     ------------
Partners' capital (deficit)
Limited partners (38,125 BUC$ issued and outstanding)                   13,179,388        13,966,449
General Partner (1 BUC issued and outstanding)                            (211,924 )        (203,974)
                                                                      -------------     ------------
Total partners' capital                                                 12,967,464        13,762,475
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 70,100,010      $ 70,502,375
                                                                      -------------     ------------
                                                                      -------------     ------------
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

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                         -------------------------
                                                                            1997           1996
--------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                            $2,074,423     $2,168,324
Other income                                                                138,028        111,695
Interest income                                                               5,663          5,761
                                                                         ----------     ----------
                                                                          2,218,114      2,285,780
                                                                         ----------     ----------
EXPENSES
Interest                                                                  1,087,768      1,072,456
Depreciation and amortization                                               623,628        628,289
Operating and other                                                         533,269        438,662
Taxes and insurance                                                         299,453        293,636
Repairs and maintenance                                                     369,366        326,902
General and administrative                                                  101,080         93,063
Partnership management fees                                                  80,372         80,372
Property management fees                                                     88,243         94,838
                                                                         ----------     ----------
                                                                          3,183,179      3,028,218
                                                                         ----------     ----------
Loss before minority interest                                              (965,065)      (742,438)
Minority interest in loss of local
  partnerships                                                              170,054        121,027
                                                                         ----------     ----------
Net loss                                                                 $ (795,011)    $ (621,411)
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET LOSS
Limited partners                                                         $ (787,061)    $ (615,197)
                                                                         ----------     ----------
                                                                         ----------     ----------
General Partner                                                          $   (7,950)    $   (6,214)
                                                                         ----------     ----------
                                                                         ----------     ----------
Net loss per limited partner BUC                                         $   (20.64)    $   (16.14)
                                                                         ----------     ----------
                                                                         ----------     ----------
--------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                  BUC$       PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--March 31, 1997      38,126     $13,966,449     $(203,974)    $13,762,475
Net loss                                             --        (787,061)       (7,950)       (795,011)
                                                 ------     -----------     ---------     -----------
Partners' capital (deficit)--June 30, 1997       38,126     $13,179,388     $(211,924)    $12,967,464
                                                 ------     -----------     ---------     -----------
                                                 ------     -----------     ---------     -----------
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

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                         --------------------------
                                                                            1997            1996
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $  (795,011)    $ (621,411)
                                                                         -----------     ----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                                623,628        628,289
Minority interest in loss of local partnerships                             (170,054)      (121,027)
Increase in cash held in escrow                                             (417,781)      (334,338)
Increase in real estate taxes payable                                        168,683        215,873
Increase in accrued interest payable                                         215,125        253,351
(Increase) decrease in other assets                                          (53,289)        80,945
Increase (decrease) in other liabilities                                     (73,026)         4,111
                                                                         -----------     ----------
Total adjustments                                                            293,286        727,204
                                                                         -----------     ----------
Net cash provided by (used in) operating activities                         (501,725)       105,793
                                                                         -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage notes                                                  (113,242)       (29,027)
Advances pursuant to operating deficit guaranties                            365,160             --
                                                                         -----------     ----------
Net cash provided by (used in) financing activities                          251,918        (29,027)
                                                                         -----------     ----------
Net increase (decrease) in cash and cash equivalents                        (249,807)        76,766
Cash and cash equivalents at beginning of period                             839,134      1,012,131
                                                                         -----------     ----------
Cash and cash equivalents at end of period                               $   589,327     $1,088,897
                                                                         -----------     ----------
                                                                         -----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $   855,323     $  801,425
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these consolidated statements

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

A. General

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Tax Credit Properties L.P. (the 'Partnership') as of June 30, 1997 and the results of its operations and its cash flows for the three months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1997. Also, certain balances from prior periods have been reclassified to conform with the current financial statement presentation.

   The Partnership invests in partnerships (the 'Local Partnerships') which own the properties. The financial statements of the Local Partnerships consolidated herein are for the three-month periods ended March 31, and occupancy rates are as of March 31.

   On December 19, 1996, Prudential-Bache Properties, Inc. (the 'General Partner' or 'PBP') and Related Capital Company ('RCC') entered into an agreement for the purchase by RCC or its affiliates of PBP's general partner interests in the Partnership and certain other associated interests. The agreement is subject to numerous conditions including the settlement of the class action litigation (In re Prudential Securities Inc. Limited Partnerships Litigation, MDL No. 1005) (the 'Class Action') against affiliates of RCC and the approval of the sale and withdrawal of PBP as the sole general partner of the Partnership by the court overseeing the Class Action. Following consummation of the transaction, RCC or its affiliate will become the general partner of the Partnership. On December 31, 1996, the court overseeing the Class Action issued a preliminary approval order with respect to the settlement of the Class Action, which provides, in part, that pending final approval of the settlement of the Class Action, class members (including the limited partners and unitholders (collectively, the 'Limited Partners') of the Partnership) are prohibited from, among other things, transferring their partnership interests unless the transferee agrees to be bound by the terms of the settlement of the Class Action. There can be no assurance that the conditions to the closing of the proposed transaction will be satisfied nor as to the time frame in which a closing may occur.

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

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partner and its affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred were:

                                             Three Months
                                            Ended June 30,
                                         ---------------------
                                           1997         1996
--------------------------------------------------------------
  Management fees                        $ 80,372     $ 80,372
  Local administrative fees                 5,062        5,062
  General and administrative                8,552       20,605
                                         --------     --------
                                         $ 93,986     $106,039
                                         --------     --------
                                         --------     --------

   A portion of the management fees paid to the General Partner is remitted to an affiliate of the Local General Partner of five of the Local partnerships. The General Partner has deferred the receipt of its management fees since January 1, 1995 and has deferred the receipt of the reimbursement of general and administrative costs (excluding printing costs) incurred on behalf of the Partnership since April 1, 1996. As of June 30, 1997, Due to General Partner and its affiliates includes $718,307 relating to management fees payable and $78,800 relating to reimbursement of general and administrative costs.

   P.B. Tax Credit S.L.P. ('PBSLP'), an affiliate of the General Partner, acts as special limited partner of each Local Partnership and is entitled to receive up to $2,750 per year from each Local Partnership as a local administrative fee. As of June 30, 1997, $139,791 in fees have been incurred, of which $5,062 were incurred for the three months ended June 30, 1997; however, no fees have been paid to date.

   Pursuant to the agreement entered into by PBP and RCC on December 19, 1996 and subject to the conditions to the closing of the proposed transaction being satisfied, all amounts due to the General Partner as noted in the preceding two paragraphs (excluding printing costs of $7,084 as of June 30, 1997) will be forgiven by PBP. (See Note A)

   The Partnership maintains an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments.

   Prudential Securities Incorporated ('PSI'), an affiliate of PBP, owns 56 BUC$ at June 30, 1997.

                  PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.
                            (a limited partnership)
                                AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Prudential-Bache Tax Credit Properties L.P. (the 'Partnership') invested in eight Local Partnerships that are owners of low-income multi-family residential complexes. The Local Partnerships are operated in accordance with the low-income housing rules and regulations in order to protect the related tax credits. The Partnership's primary source of funds is rental revenues which are fully utilized at the property level. A working capital reserve ($56,700 at June 30, 1997) is maintained to fund Partnership level expenses. The working capital reserve is invested in a tax-free money fund. Based on the reduced level of the Partnership's working capital reserve, the General Partner has deferred the receipt of its management fee since January 1, 1995 and the reimbursement of general and administrative costs (excluding printing costs) incurred on behalf of the Partnership since April 1, 1996. (See Note B to the consolidated financial statements.)

   At the Local Partnership level, certain Local General Partners and/or their affiliates have made guarantees with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to operating deficit guaranty agreements. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. As of June 30, 1997, there are still operating deficit guaranty agreements in effect at Summer Creek Villas and Papillion Heights.

   The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner under the Summer Creek Villas operating deficit guaranty agreement which expired on December 31, 1996 was $3,392,000, of which $1,818,000 was funded. Of the total funded, the Local General Partner has elected to treat $933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period commencing August 1996 and expiring July 1999. The maximum funding obligation during this second guaranty period is $924,000. Through August 13, 1997, the entire obligation has been funded pursuant to this second guaranty period. As of June 30, 1997, the financial statements of the Partnership include $1,085,000 as 'Due to general partners and affiliates of local partnerships' under the Summer Creek Villas operating deficit guaranty agreement due to the three-month lag in recording the financial information of the Local Partnerships.

   The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date. In addition, the Partnership's financial statements as of June 30, 1997 also reflect payables of $150,000 under certain operating deficit guaranty agreements which have expired.

   The Local Partnerships have generated net operating income before debt service and depreciation of $867,000 and $1,090,000 during the three-month periods ended June 30, 1997 and 1996, respectively. Debt service payments (interest and principal) made during the same periods were $969,000 and $830,000, respectively.

Results of Operations

   The operating results of the Local Partnerships consolidated herein are for the three-month periods ended March 31. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

   Net operating income before debt service and depreciation of the Local Partnerships was as follows:

                                                     Three Months
                                                    Ended June 30,
                                               -------------------------
Property                                          1997           1996
------------------------------------------------------------------------
Hubbard's Ridge                                $   18,000     $   48,000
Cutler Canal II                                    99,000        136,000
Diamond Street                                      8,000         22,000
Papillion Heights                                  52,000         33,000
Hill Top Homes                                     99,000        103,000
Summer Creek Villas                               488,000        650,000
Brookland Park Plaza                               57,000         61,000
Compton Townhouses                                 46,000         37,000
                                               ----------     ----------
                                               $  867,000     $1,090,000
                                               ----------     ----------
                                               ----------     ----------

   Rental income decreased $94,000 for the three months ended June 30, 1997 as compared to 1996 mainly as a result of decreases of $89,000, $20,000 and $15,000, respectively, at Summer Creek Villas, Cutler Canal II and Hubbard's Ridge due to lower average occupancies, partially offset by increases at Papillion Heights and Compton Townhouses of $20,000 and $11,000, respectively, due to higher rental rates.

   Other income (consisting primarily of application fees and forfeited security deposits) increased $26,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to an increase of $32,000 at Summer Creek Villas due to higher collections of application fees, late fees and damage charges.

   Operating and other expense increased $95,000 for the three months ended June 30, 1997 as compared to 1996. The primary reason for the variance was an increase at Summer Creek Villas of $75,000 as a result of increased marketing, utilities and bad debt expenses.

   Repairs and maintenance expense increased $42,000 for the three months ended June 30, 1997 as compared to 1996 mainly due to an increase of $34,000 at Summer Creek Villas resulting from higher maintenance salaries and general maintenance costs.

Property Information

   Occupancies at the Local Partnerships were as follows:

                                                 March 31,
                                               -------------
Property                                       1997     1996
------------------------------------------------------------
Hubbard's Ridge                                 83 %     93 %
Cutler Canal II                                 94       94
Diamond Street                                  92       83
Papillion Heights                              100      100
Hill Top Homes                                  95       96
Summer Creek Villas                             86       90
Brookland Park Plaza                            97      100
Compton Townhouses                             100       95

   (Occupancies are calculated by dividing occupied units by total available units.)

   The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of July 27, 1997, except for a continuing decrease in the occupancy rate to 79% at Summer Creek Villas.

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

       (b)  Reports on Form 8-K--None

       ------------
          * Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) (the
            'Registration Statement') and incorporated herein by reference.

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

Prudential-Bache Tax Credit Properties L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eugene D. Burak                      Date: August 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant