Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1997-11-14
CIK 850184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20638

                   PATRIOT TAX CREDIT PROPERTIES L.P., f/k/a
                  Prudential-Bache Tax Credit Properties L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3519080
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York          10022
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

                  Prudential-Bache Tax Credit Properties L.P.
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       PATRIOT TAX CREDIT PROPERTIES L.P.
        (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                            (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                     September 30,       March 31,
                                                                          1997              1997
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,005,633      $  4,005,633
Buildings and improvements                                              74,771,450        74,628,141
Accumulated depreciation                                               (14,390,885)      (13,283,832)
                                                                     --------------     ------------
Net investment in property                                              64,386,198        65,349,942
Cash and cash equivalents                                                  722,188           839,134
Cash and cash equivalents held in escrow                                 1,513,329           903,486
Deferred financing costs, net                                            3,012,826         3,136,727
Organizational costs, net                                                    5,923            11,422
Other assets                                                               292,628           261,664
                                                                     --------------     ------------
Total assets                                                          $ 69,933,092      $ 70,502,375
                                                                     --------------     ------------
                                                                     --------------     ------------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Mortgage notes payable                                                $ 45,857,370      $ 46,099,028
Accrued interest payable                                                 1,342,779         1,266,943
Other accrued expenses and liabilities                                   1,244,960         1,265,302
Due to general partners and affiliates of local partnerships             2,640,061         1,654,598
Development fees payable                                                 1,579,709         1,579,709
Construction costs payable                                                 605,358           605,358
Real estate taxes payable                                                  449,266           118,195
Due to general partner and its affiliates                                       --           848,543
                                                                     --------------     ------------
Total liabilities                                                       53,719,503        53,437,676
                                                                     --------------     ------------
Minority interest in local partnerships                                  2,965,758         3,302,224
                                                                     --------------     ------------
Partners' capital (deficit)
Limited partners (38,125 BUC$ issued and outstanding)                   12,418,569        13,966,449
General partner (1 BUC issued and outstanding)                             829,262          (203,974)
                                                                     --------------     ------------
Total partners' capital                                                 13,247,831        13,762,475
                                                                     --------------     ------------
Total liabilities and partners' capital                               $ 69,933,092      $ 70,502,375
                                                                     --------------     ------------
                                                                     --------------     ------------

-------------------------------------------------------------------------------
   The accompanying notes are an integral part of these consolidated statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
        (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Six Months            For the Three Months
                                                 Ended September 30,            Ended September 30,
                                             ---------------------------     -------------------------
                                                1997            1996            1997           1996
------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                $ 4,173,273     $ 4,303,925     $2,098,850     $2,129,908
Other income                                     230,766         229,174         92,738        116,262
Interest income                                    9,098           9,636          3,435          5,092
                                             -----------     -----------     ----------     ----------
                                               4,413,137       4,542,735      2,195,023      2,251,262
                                             -----------     -----------     ----------     ----------
EXPENSES
Interest                                       2,140,709       2,150,564      1,052,941      1,078,108
Depreciation and amortization                  1,236,453       1,275,510        612,825        647,221
Operating and other                            1,042,065         961,327        508,796        502,938
Taxes and insurance                              581,395         586,048        281,942        292,412
Repairs and maintenance                          739,536         635,904        370,170        323,036
General and administrative                       236,618         189,655        135,538         96,592
Partnership management fees                      161,683         121,496         81,311         41,124
Property management fees                         174,659         223,663         86,416        128,825
                                             -----------     -----------     ----------     ----------
                                               6,313,118       6,144,167      3,129,939      3,110,256
                                             -----------     -----------     ----------     ----------
Loss before minority interest                 (1,899,981)     (1,601,432)      (934,916)      (858,994)
Minority interest in loss of local
  partnerships                                   336,466         261,500        166,412        140,473
                                             -----------     -----------     ----------     ----------
Net loss                                     $(1,563,515)    $(1,339,932)    $ (768,504)    $ (718,521)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
ALLOCATION OF NET LOSS
Limited partners                             $(1,547,880)    $(1,326,533)    $ (760,819)    $ (711,336)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
General partner                              $   (15,635)    $   (13,399)    $   (7,685)    $   (7,185)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
Net loss per limited partner BUC             $    (40.60)    $    (34.79)    $   (19.96)    $   (18.65)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                 BUC$       PARTNERS        PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--March 31, 1997     38,126     $13,966,449     $ (203,974)    $13,762,475
Capital contribution                                --              --      1,048,871       1,048,871
Net loss                                            --      (1,547,880)       (15,635)     (1,563,515)
                                                ------     -----------     ----------     -----------
Partners' capital--September 30, 1997           38,126     $12,418,569     $  829,262     $13,247,831
                                                ------     -----------     ----------     -----------
                                                ------     -----------     ----------     -----------

-------------------------------------------------------------------------------
  The accompanying notes are an integral part of these consolidated statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
        (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                            (a limited partnership)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             For the Six Months
                                                                             Ended September 30,
                                                                         ---------------------------
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(1,563,515)    $(1,339,932)
                                                                         -----------     -----------
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                              1,236,453       1,275,510
Minority interest in loss of local partnerships                             (336,466)       (261,500)
Increase in cash held in escrow                                             (609,843)       (401,708)
Increase in real estate taxes payable                                        331,071         292,244
Increase in accrued interest payable                                          75,836         260,298
Increase in other assets                                                     (30,964)       (128,268)
Increase in other liabilities                                                245,810         140,184
                                                                         -----------     -----------
Total adjustments                                                            911,897       1,176,760
                                                                         -----------     -----------
Net cash used in operating activities                                       (651,618)       (163,172)
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                       (143,309)             --
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage notes                                                  (241,658)        (67,451)
Advances pursuant to operating deficit guaranties                            919,639         180,000
Payment on working advance from local general partner                             --        (100,000)
                                                                         -----------     -----------
Net cash provided by financing activities                                    677,981          12,549
                                                                         -----------     -----------
Net decrease in cash and cash equivalents                                   (116,946)       (150,623)
Cash and cash equivalents at beginning of period                             839,134       1,012,131
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   722,188     $   861,508
                                                                         -----------     -----------
                                                                         -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Capital contribution resulting from
  forgiveness of debt by general partner
  and its affiliates                                                     $ 1,048,871     $        --
                                                                         -----------     -----------
                                                                         -----------     -----------
Interest paid                                                            $ 2,039,886     $ 1,855,625
                                                                         -----------     -----------
                                                                         -----------     -----------

-------------------------------------------------------------------------------
  The accompanying notes are an integral part of these consolidated statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
        (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                            (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)

A. General

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (formerly known as Prudential-Bache Tax Credit Properties L.P. and herein referred to as the 'Partnership') as of September 30, 1997, the results of its operations for the six and three months ended September 30, 1997 and 1996 and its cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The Partnership invests in partnerships (the 'Local Partnerships') which own the properties. The financial statements of the Local Partnerships consolidated herein are for the six-month period ended June 30, and occupancy rates are as of June 30.

   On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ('PBP') withdrew as the general partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the 'New GP'), an affiliate of Related Capital Company ('RCC') pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ('Purchase Agreement'). Affiliates of RCC have in the past provided and currently provide services to the Partnership and also serve as co-general partners of four of the eight Local Partnerships in which the Partnership has an interest. The Partnership's agreement of limited partnership (the 'Partnership Agreement') was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Partnership to the New GP and to withdraw from the Partnership. The terms of the transaction are more fully described in the Partnership's Information Statement dated June 18, 1997 (the 'Information Statement'), which was previously distributed to all partners of the Partnership.

   Pursuant to the Purchase Agreement, P-B Tax Credit S.L.P. ('PBSLP') withdrew as special limited partner of each of the Local Partnerships and was replaced by Independence SLP L.P. (the 'New SLP'), an affiliate of RCC. All special limited partnership interests in the Local Partnerships were transferred to the New SLP. Also pursuant to the Purchase Agreement, Prudential-Bache Investor Services II, Inc. ('P-B II') withdrew as assignor limited partner of the Partnership and was replaced by Related Insured BUC$ Associates, Inc., an affiliate of RCC, (the 'New ALP'). All assignor limited partnership interests in the Partnership were transferred to the New ALP.

   The New GP is a Delaware limited liability company which was formed in July 1996, and is owned and controlled by the partners of RCC. The New GP will only have a specified net worth, if any, as may be necessary for the Partnership to be treated as a Partnership for federal income tax purposes.

   Affiliates of the New GP and RCC have had significant involvement with the Partnership and the Local Partnerships. During the acquisition phase of the Partnership's operation, among other services, affiliates of RCC provided various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services included the identification, evaluation, negotiation and closing of certain of the Partnership's investments for which RCC was paid a portion of the acquisition fees and expenses paid to PBP.

   RCC in the past provided, and will continue to provide ongoing monitoring services with respect to the Partnership's investments pursuant to the Property Investment Monitoring Agreement for which RCC in the past received from PBP a portion of the partnership management fee payable to PBP and an annual expense allowance of up to $1,300 per site visit (after the initial four site visits).

   Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

   (a) amended to change the name of the Partnership to 'Patriot Tax Credit Properties L.P.', a Delaware Limited Partnership. The Partnership's new place of business will be 625 Madison Avenue, New York, New York 10022.

   (b) amended to confirm that PBP will continue to be party to the indemnification provisions set forth in the Partnership Agreement.

   (c) amended to reflect (1) the reduction in the general partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the general partner's residual interest in the Partnership comprised of (i) subordinated interest in disposition proceeds and (ii) interest in distributions of sale or refinancing proceeds; and (3) corresponding reductions in the general partner's interest in profits and losses. Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,048,871 as of September 30, 1997 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution.

B. Related Parties

   PBP and its affiliates performed services for the Partnership which included, but were not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates received management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which was limited by the provisions of the Partnership Agreement. The costs and expenses incurred were:

                                                         Six Months                 Three Months
                                                     Ended September 30,         Ended September 30,
                                                   -----------------------     -----------------------
                                                      1997          1996          1997          1996
------------------------------------------------------------------------------------------------------
  Management fees                                   $161,683      $121,496      $ 81,311      $ 41,124
  Local administrative fees                           10,124        10,124         5,062         5,062
  General and administrative                          42,552        55,185        34,000        34,580
                                                   ----------     --------     ----------     --------
                                                    $214,359      $186,805      $120,373      $ 80,766
                                                   ----------     --------     ----------     --------
                                                   ----------     --------     ----------     --------

   Pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships (See Note A for further information). The aggregate amount of such deferred and unpaid fees totalled $1,048,871 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution. PBP forgave $799,618 relating to management fees that had been deferred since January 1, 1995 and $104,400 of general and administrative fees that had been deferred since April 1, 1996. PBSLP, an affiliate of PBP, acting as a special limited partner for each of the Local Partnerships and entitled to up to $2,750 per year as a local administrative fee, forgave $144,853 of such fees.

   In May 1997, the management company for Summer Creek Villas and Cutler Canal II, an affiliate of the Local General Partner, was sold to a third party. Accordingly, at September 30, 1997, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates.

   The Partnership maintains an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments.

   Prudential Securities Incorporated, an affiliate of PBP, owns 56 BUC$ at September 30, 1997.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
        (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                            (a limited partnership)
                                AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership invested in eight Local Partnerships that are owners of low-income multi-family residential complexes. The Local Partnerships are operated in accordance with the low-income housing rules and regulations in order to protect the related tax credits. The Partnership's primary source of funds is rental revenues which are fully utilized at the property level. A working capital reserve ($109,100 at September 30, 1997) is maintained to fund Partnership level expenses. The working capital reserve is invested in a tax-free money fund. Pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships (See Note A to the consolidated financial statements for further information). The aggregate amount of such deferred and unpaid fees totalled $1,048,871 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution.

   At the Local Partnership level, certain Local General Partners and/or their affiliates have made guarantees with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to operating deficit guaranty agreements. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. As of September 30, 1997, there are still operating deficit guaranty agreements in effect at Summer Creek Villas and Papillion Heights.

   The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner for the initial guaranty period under the Summer Creek Villas operating deficit guaranty agreement (which expired on December 31, 1996) was $3,392,000, of which $1,818,000 was funded. Of the total funded, the Local General Partner has elected to treat $933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period commencing August 1996 and expiring July 1999. The maximum funding obligation during this second guaranty period is $924,000. Through September 30, 1997, the entire obligation has been funded pursuant to this second guaranty period. However, as of September 30, 1997, the financial statements of the Partnership include $1,640,000 as 'Due to general partners and affiliates of local partnerships' for the two guaranty periods under the Summer Creek Villas operating deficit guaranty agreement due to the three-month lag in recording the financial information of the Local Partnerships.

   The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date. In addition, the Partnership's financial statements as of September 30, 1997 also reflect payables of $150,000 under certain operating deficit guaranty agreements which have expired.

   The Local Partnerships have generated net operating income before debt service and depreciation of $1,736,000 and $2,067,000 during the six-month periods ended September 30, 1997 and 1996, respectively. Debt service payments (interest and principal) made during the same periods were $2,282,000 and $1,923,000, respectively.

Capital Improvements

   To better market the property, the Local General Partner for Summer Creek Villas has decided to divide the apartment complex into two individual entities called the Arbors and the Crossings. Of the total of 770 units in the complex, the Arbors has 362 apartments and the Crossings has 408 apartments. Capital improvements at Summer Creek Villas are projected to be approximately $600,000 for the year ended March 31, 1998 with the Local Partnership having expended $143,000 during the six months ended September 30, 1997. A portion of these capitalized costs were funded through operating deficit guaranty funding obligations of the Local General Partner. The remainder of these capitalized costs will be funded by the Local General Partner through additional loans to the Local Partnership.

Results of Operations

   The operating results of the Local Partnerships consolidated herein are for the six-month periods ended June 30. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

   Net operating income before debt service and depreciation of the Local Partnerships was as follows:

                                                      Six Months
                                                  Ended September 30,
                                               -------------------------
Property                                          1997           1996
------------------------------------------------------------------------
Hubbard's Ridge                                $   51,000     $  117,000
Cutler Canal II                                   234,000        255,000
Diamond Street                                     35,000         35,000
Papillion Heights                                  65,000         67,000
Hill Top Homes                                    179,000        172,000
Summer Creek Villas                               970,000      1,236,000
Brookland Park Plaza                              117,000        112,000
Compton Townhouses                                 85,000         73,000
                                               ----------     ----------
                                               $1,736,000     $2,067,000
                                               ----------     ----------
                                               ----------     ----------

   Rental income decreased $131,000 for the six months ended September 30, 1997 as compared to 1996 mainly as a result of decreases of $149,000 and $26,000, respectively, at Summer Creek Villas and Hubbard's Ridge due to lower average occupancies, partially offset by increases at Hill Top Homes and Diamond Street of $26,000 and $15,000, respectively, due to higher rental rates.

   Operating and other expense increased $81,000 for the six months ended September 30, 1997 as compared to 1996. The primary reason for the variance was an increase at Summer Creek Villas of $68,000 due to higher advertising, management salaries and bad debt expense, partially offset by a decrease in utility expenses.

   Repairs and maintenance expense increased $104,000 for the six months ended September 30, 1997 as compared to 1996 mainly due to an increase of $70,000 at Summer Creek Villas resulting from higher maintenance salaries, contract services and general maintenance costs. Additionally, increases at Cutler Canal II, Brookland Park Plaza and Diamond Street of $15,000, $12,000 and $12,000, respectively, for the six months ended September 30, 1997 as compared to 1996 resulted primarily from higher general maintenance costs.

   General and administrative expenses increased $47,000 for the six months ended September 30, 1997 as compared to 1996 due to an increase of $15,000 to administer the Partnership as well as increases of $10,000, $9,000 and $5,000 at Hubbard's Ridge, Brookland Park Plaza and Hill Top Homes, respectively, resulting from the timing of accruals for professional fees compared to the prior year.

   Comparative second quarter 1997 and 1996 operating results generally reflect the trends discussed for the six-month periods.

Property Information

   Occupancies at the Local Partnerships were as follows:

                                                      June 30,
                                               ----------------------
Property                                           1997          1996
---------------------------------------------------------------------
Hubbard's Ridge                                      93%          90 %
Cutler Canal II                                      93           91
Diamond Street                                       96           92
Papillion Heights                                    96          100
Hill Top Homes                                       97           93
Summer Creek Villas                                  82           90
Brookland Park Plaza                                 99          100
Compton Townhouses                                  100           95

   (Occupancies are calculated by dividing occupied units by total available units.)

   The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of November 2, 1997 except for a decrease to 87% at Hill Top Homes.

                                   *  *  *  *

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note A to the consolidated financial statements filed herewith in Item 1 of
        Part I to the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Description:
          Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21, 1989(1)
          Form of Amended and Restated Agreement of Limited Partnership
             (included in
          Prospectus as Exhibit A)(2)
          Form of Purchase and Sale Agreement pertaining to the Partnership's
             Acquisition of Local Partnership Interests.(2)
          Form of Amended and Restated Agreement of Local Limited Partnership of
             Local Partnerships.(2)
          Amendment to Certificate of Limited Partnership dated October 1,
             1997(3)
          Amendment Number 1 to Prudential-Bache Tax Credit Properties L.P.
             Amended and Restated Agreement of Limited Partnership, dated October 1, 1997.(3)
          Financial Data Schedule (filed herewith)

             (b)  Reports on Form 8-K
          Registrant's Current Report on Form 8-K dated October 1, 1997, as filed with the Securities and Exchange Commission on October 15, 1997, relating to (i) Item 1 regarding Prudential-Bache Properties, Inc.'s withdrawal as general partner and the transfer of its general partner interest to RCC Partners 96, L.L.C. and (ii) Item 5 regarding the amendments made to the Partnership Agreement.

       Registrant's Current Report on Form 8-K/A dated October 1, 1997, as filed with the Securities and Exchange Commission on October 17, 1997, regarding an amendment to Item 5 of the Form 8-K filed on October 15, 1997.

       ------------
        (1) Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) (the 'Registration Statement') and incorporated herein by reference.
        (2) Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-11
            Registration Statement and incorporated herein by reference.
        (3) Filed as an exhibit to Registrant's Current Report on Form 8-K dated October 1, 1997 and incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Patriot Tax Credit Properties L.P.

By: RCC Partners 96, L.L.C.
    General Partner

     By: /s/ Alan P. Hirmes                       Date: November 14, 1997
     ----------------------------------------
     Alan P. Hirmes
     Chief Financial Officer