Form 10-Q
period 1997-12-31
PRUDENTIAL BACHE TAX CREDIT PROPERTIES LP
filed 1998-02-09
CIK 850184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
               f/k/a Prudential-Bache Tax Credit Properties L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3519080
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


625 Madison Avenue, New York, New York                             10022
--------------------------------------                           ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212)421-5333

                  Prudential-Bache Tax Credit Properties L.P.
                         Former name, former address and
                former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                                                  ============      ============
                                                  December 31,        March 31,
                                                     1997               1997
                                                  ------------      ------------
ASSETS
Investment in property:
  Land                                           $  4,005,633      $  4,005,633
  Buildings and improvements                       74,946,388        74,628,141
  Accumulated depreciation                        (14,944,413)      (13,283,832)
                                                 ------------      ------------
  Net investment in property                       64,007,608        65,349,942
  Cash and cash equivalents                           509,709           839,134
  Cash and cash equivalents
   held in escrow                                   1,852,985           903,486
  Deferred financing costs, net                     2,950,879         3,136,727
  Organizational costs, net                             4,920            11,422
  Other assets                                        285,273           261,664
                                                 ------------      ------------

Total Assets                                     $ 69,611,374      $ 70,502,375
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                         $ 45,765,794      $ 46,099,028
  Accrued interest payable                          1,584,309         1,266,943
  Other accrued expenses
   and liabilities                                  1,359,491         1,265,302
  Due to general partners and
   affiliates of local partnerships                 2,972,307         1,654,598
  Development fees payable                          1,579,709         1,579,709
  Construction costs payable                          605,358           605,358
  Real estate taxes payable                           638,933           118,195
  Due to general partner and
   its affiliates                                      81,230           848,543
                                                 ------------      ------------

Total liabilities                                  54,587,131        53,437,676
                                                 ------------      ------------

Minority interest in local
  partnerships                                      2,748,405         3,302,224
                                                 ------------      ------------

          See Accompanying Notes to Consolidated Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (continued)
                                   (Unaudited)

                                                  ============      ============
                                                  December 31,        March 31,
                                                     1997               1997
                                                  ------------      ------------
PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                        11,451,436         13,966,449
  General partner (1 BUC
   issued and outstanding)                           824,402           (203,974)
                                                 -----------       ------------
Total Partners' Capital                           12,275,838         13,762,475
                                                 -----------       ------------
Total Liabilities and Partners'
  Capital                                        $69,611,374       $ 70,502,375
                                                 ===========       ============








          See Accompanying Notes to Consolidated Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          Three Months Ended             Nine Months Ended
                             December 31,                   December 31,
                     ----------------------------   ----------------------------
                            1997           1996*           1997           1996
                     ----------------------------   ----------------------------
Revenues
  Rental income        $ 2,053,426    $ 2,111,692    $ 6,226,699    $ 6,415,617
  Other income              97,638        124,470        328,404        353,644
  Interest
  income                     9,513          5,923         18,611         15,559
                       -----------    -----------    -----------    -----------
                         2,160,577      2,242,085      6,573,714      6,784,820
                       -----------    -----------    -----------    -----------
Expenses
  Interest               1,072,237      1,083,032      3,212,946      3,233,596
  Depreciation and
  amortization             616,478        638,429      1,852,931      1,913,939
  Operating and
  other                    572,590        506,457      1,614,655      1,467,784
  Taxes and
  insurance                287,325        333,355        868,720        919,403
  Repairs and
  maintenance              552,763        361,955      1,292,299        997,859
  General and
  administrative            99,322         76,931        335,940        266,586
  Partnership
  management fees           59,718         91,435        221,401        212,931
  Property man-
  agement                   89,490         76,553        264,149        300,216
                       -----------    -----------    -----------    -----------
                         3,349,923      3,168,147      9,663,041      9,312,314
                       -----------    -----------    -----------    -----------
Loss before
  minority
  interest              (1,189,346)      (926,062)    (3,089,327)    (2,527,494)
Minority inter-
  est in loss of
  local partner-
  ships                    217,353        158,411        553,819        419,911
                       -----------    -----------    -----------    -----------

Net loss               $  (971,993)   $  (767,651)   $(2,535,508)   $(2,107,583)
                       ===========    ===========    ===========    ===========
Allocation of Net
  Loss
  Limited
  partners             $  (967,133)   $  (759,974)   $(2,515,013)   $(2,086,507)
                       ===========    ===========    ===========    ===========
  General
  partner              $    (4,860)   $    (7,677)   $   (20,495)   $   (21,076)
                       ===========    ===========    ===========    ===========
Net loss per
  limited
  partner BUC          $    (25.37)   $    (19.93)   $    (65.97)   $    (54.72)
                       ===========    ===========    ===========    ===========

 *Reclassified for comparative purposes

          See Accompanying Notes to Consolidated Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                       Limited        General
                            BUC$       Partners       Partner          Total
                            ----       --------       -------          -----

Partners' capital
 (deficit) -
 March 31, 1997            38,126   $ 13,966,449    $  (203,974)   $ 13,762,475

Capital
 contribution                   0              0      1,048,871       1,048,871

Net loss                        0     (2,515,013)       (20,495)     (2,535,508)
                           ------   ------------    -----------    ------------

Partners' capital-
 December 31,
 1997                      38,126   $ 11,451,436    $   824,402    $ 12,275,838
                           ======   ============    ===========    ============







          See Accompanying Notes to Consolidated Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                 ===============================
                                                         Nine Months Ended
                                                            December 31,
                                                 -------------------------------
                                                   1997                  1996
                                                 -------------------------------
Cash flows from operating activities:

Net loss                                         $(2,535,508)      $(2,107,583)

Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:

  Depreciation and amortization                    1,852,931         1,913,939
  Minority interest in loss of
   local partnerships                               (553,819)         (419,911)
  Increase in cash held in escrow                   (949,499)         (531,391)
  Increase in real estate taxes payable              520,738           450,649
  Increase in accrued interest payable               317,366           280,698
  (Increase) decrease in other assets                (23,609)          147,955
  Increase in other liabilities                      468,529           307,668
                                                   ---------        ----------
  Total adjustments                                1,632,637         2,149,607
                                                   ---------        ----------

  Net cash (used in) provided by
   operating activities                             (902,871)           42,024
                                                   ---------        ----------

Cash flows from investing activities:

  Building improvements                             (318,247)                0
                                                   ---------        ----------

Cash flows from financing activities:

  Payments of mortgage notes                        (333,234)         (149,837)
  Advances pursuant to operating
   deficit guaranties                              1,224,927           153,000
  Payment on working advance
   from local general partner                              0          (100,000)
                                                   ---------        ----------

  Net cash provided by (used in)
   financing activities                              891,693           (96,837)
                                                   ---------        ----------

         See Accompanying Notes to Consolidated Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (continued)
                                   (Unaudited)


                                                 ===============================
                                                         Nine Months Ended
                                                            December 31,
                                                 -------------------------------
                                                    1997                  1996
                                                 -------------------------------

Net decrease in cash and cash
  equivalents
                                                    (329,425)          (54,813)
Cash and cash equivalents at
  beginning of period                                839,134         1,012,131
                                                  ----------        ----------
Cash and cash equivalents at
  end of period                                   $  509,709        $  957,318
                                                  ==========        ==========
Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

  Capital contribution
   resulting from forgiveness
   of debt by general partner
   and its affiliates                             $1,048,871        $        0
                                                  ==========        ==========

  Interest paid                                   $2,843,644        $2,900,937
                                                  ==========        ==========







         See Accompanying Notes to Consolidated Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


Note 1 - General

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (formerly known as Prudential-Bache Tax Credit Properties L.P. and herein referred to as the "Partnership") as of December 31, 1997, the results of its operations for the three and nine months ended December 31, 1997 and 1996 and its cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the nine month period ended September 30, and occupancy rates are as of September 30.

On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ("Purchase Agreement").

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

Affiliates of RCC have in the pastprovided and currently provide services to the Partnership and also serve as co-general partners of four of the eight Local Partnerships in which the Partnership has an interest. The Partnership's agreement of limited partnership (the "Partnership Agreement") was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Partnership to the New GP and to withdraw from the Partnership. The terms of the transaction are more fully described in the Partnership's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all partners of the Partnership.

Pursuant to the Purchase Agreement, P-B Tax Credit S.L.P. ("PBSLP") withdrew as special limited partner of each of the Local Partnerships and was replaced by Independence SLP L.P. (the "New SLP"), an affiliate of RCC. All special limited partnership interests in the Local Partnerships were transferred to the New SLP. Also pursuant to the Purchase Agreement, Prudential-Bache Investor Services II, Inc. ("P-B II") withdrew as assignor limited partner of the Partnership and was replaced by Related Insured BUC$ Associates, Inc., an affiliate of RCC, (the "New ALP"). All assignor limited partnership interests in the Partnership were transferred to the New ALP.

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

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

Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

(a) amended to change the name of the Partnership to "Patriot Tax Credit Properties L.P.", a Delaware Limited Partnership. The Partnership's new place of business will be 625 Madison Avenue, New York, New York 10022.

(b) amended to confirm that PBP will continue to be party to the indemnification provisions set forth in the Partnership Agreement.

(c) amended to reflect (1) the reduction in the general partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the general partner's residual interest in the Partnership comprised of (i) subordinated interest in disposition proceeds and (ii) interest in distributions of sale or refinancing proceeds; and (3) corresponding reductions in the general partner's interest in profits and losses. Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,048,871 as of December 31, 1997 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

Note 2 - Related Parties

RCC and its affiliates performed services for the Partnership which included, but were not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. RCC and its affiliates received management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which was limited by the provisions of the Partnership Agreement. In order to assist in the transition from PBP to RCC as General Partner, RCC has engaged PBP to perform certain of the forgoing securities and will pay PBP from amounts which would otherwise be payable to RCC pursuant to the terms of the Partnership Agreement. The costs and expenses incurred to the General Partner (prior to October 1, 1997 PBP and thereafter RCC )were:

                            Three Months Ended              Nine Months Ended
                               December 31,                   December 31,
                          -----------------------        -----------------------
                           1997            1996            1997            1996
                          -----------------------        -----------------------

Management fees           $59,718       $  91,435        $221,401       $212,931
Local adminis-
trative fees                5,062           5,062          15,186         15,186
General and
administrative              3,000           9,456          45,552         64,641
                           -------       --------        --------       --------

                          $67,780        $105,953        $282,139       $292,758
                           =======       ========        ========       ========

Pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships (see Note 1 for further information). The aggregate amount of such deferred and unpaid fees totaled $1,048,871 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution. PBP forgave $799,618 related to management fees that had been deferred since January 1, 1995 and $104,400 of general and administrative fees that had been deferred since April 1, 1996. PBSLP, an affiliate of PBP, acting as a special limited partner for each of the Local

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

Partnerships and entitled to up to $2,750 per year as a local administrative fee, forgave $144,853 of such fees.

See Note 1 with respect to certain changes in the fees payable to the General Partner after October 1, 1997.

In May 1997, the management company for Summer Creek Villas and Cutler Canal II, an affiliate of the Local General Partner, was sold to a third party. Accordingly, at December 31, 1997, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates.

The Partnership maintained an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments through October 31, 1997.

Prudential Securities Incorporated, an affiliate of PBP, owns 56 BUC$ at December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership invested in eight Local Partnerships that are owners of low-income multi-family residential complexes. The Local Partnerships are operated in accordance with the low-income housing rules and regulations in order to protect the related tax credits. The Partnership's primary source of funds is rental revenues which are fully utilized at the property level. A working capital reserve ($213,000 at December 31, 1997) is maintained to fund Partnership level expenses. The working capital reserve is invested in a tax-free money fund. Pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships (see Note 1 to the consolidated financial statements for further information). The aggregate amount of such deferred and unpaid fees totaled $1,048,871 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made guarantees with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to operating deficit guaranty agreements. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. As of December 31, 1997, there are still operating deficit guaranty agreements in effect at Summer Creek Villas and Papillion Heights.

The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner for the initial guaranty period under the Summer Creek Villas operating deficit guaranty agreement (which expired on December 31, 1996) was $3,392,000, of which $1,818,000 was funded. Of the total funded, the Local General Partner has elected to treat $933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period which commenced August 1996 and expires July 1999. The maximum funding obligation during this second guaranty period is $924,000. Through December 31, 1997, the entire obligation has been funded pursuant to this second guaranty period. However, as of December 31, 1997, the financial statements of the Partnership include $1,940,000 as "Due to general partners and affiliates of local partnerships" for the two guaranty periods under the Summer Creek Villas operating deficit guaranty agreement due to the three-month lag in recording the financial information of the Local Partnerships. The Local General

Partner is currently negotiating for a modification of the current mortgage as well as a possible refinance, which will reduce operating deficits. Also the management agent has been replaced so as to implement a new strategy for increasing property performance.

The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date. In addition, the Partnership's financial statements as of December 31, 1997 also reflect payables of $150,000 under certain operating deficit guaranty agreements which have expired.

The Local Partnerships have generated net operating income before debt service and depreciation of $2,515,000 and $2,967,000 during the nine month periods ended December 31, 1997 and 1996, respectively. Debt service payments (interest and principal) made during the same periods were $3,177,000 and $3,051,000, respectively.

Capital Improvements

To better market the property, the Local General Partner for Summer Creek Villas has decided to divide the apartment complex into two individual entities called the Arbors and the Crossings. Of the total of 770 units in the complex, the Arbors has 362 apartments and the Crossings has 408 apartments. Capital improvements at Summer Creek Villas are projected to be approximately $600,000 for the year ended March 31, 1998 which the Local Partnership having expended $318,000 during the nine months ended December 31, 1997. A portion of these capitalized costs were funded through operating deficit guaranty funding obligations of the Local General Partner. The remainder of these capitalized costs will be funded by the Local General Partner through additional loans to the Local Partnership.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the nine month periods ended September 30. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Net operating income before debt service and depreciation of the Local Partnerships was as follows:

                                                        Nine Months Ended
                                                          December 31,
                                                 -------------------------------
                                                     1997              1996
                                                 -------------------------------
Property

Hubbard's Ridge                                  $   118,000       $   155,000
Cutler Canal II                                      331,000           375,000
Diamond Street                                        40,000            59,000
Papillion Heights                                     92,000           100,000
Hill Top Homes                                       203,000           243,000
Summer Creek Villas                                1,289,000         1,769,000
Brookland Park Plaza                                 313,000           153,000
Compton Townhouses                                   129,000           113,000
                                                  ----------        ----------

                                                  $2,515,000        $2,967,000
                                                  ==========        ==========

Rental income decreased $58,000 and $189,000 for the three and nine months ended December 31, 1997 as compared to 1996 mainly as a result of decreases at Summer Creek Villas and Hubbard's Ridge due to lower average occupancies, partially offset by increases at Hill Top Homes and Diamond Street due to higher rental rates.

Operating and other expense increased $66,000 and $147,000 for the three and nine months ended December 31, 1997 as compared to 1996 primarily due to an increase in advertising, management salaries and referral fees at Summer Creek Villas partially offset by a decrease in utility expenses.

Taxes and insurance expense decreased $46,000 for the three months ended December 31, 1997 as compared to 1996. The variance was mainly due to decreases at Hubbard's Ridge, Summer Creek Villas and Cutler Canal II as a result of the timing of recording both real estate taxes and property insurance.

Repairs and maintenance expense increased $191,000 and $294,000 for the three and nine months ended December 31, 1997 as compared to 1996 mainly due to an increase at Summer Creek Villas resulting from higher maintenance salaries, contract services and general maintenance costs as well as increases at Hill Top Homes, Cutler Canal II and Brookland Park Plaza from higher general maintenance costs.

General and administrative expenses increased $22,000 and $69,000 for the three and nine months ended December 31, 1997 as compared to 1996 due to an increase in costs to administer the

Partnership as well as increases at Cutler Canal II, Hubbard's Ridge and Summer Creek Villas resulting from the timing of accruals for professional fees compared to the prior year.

Comparative third quarter 1997 and 1996 operating results generally reflect the trends discussed for the nine month periods.

Property Information

Occupancies at the Local Partnerships were as follows:

                                                         September 30,
                                                 ---------------------------
                                                    1997              1996
                                                 ---------------------------
Property

Hubbard's Ridge                                     91%               81%
Cutler Canal II                                     97                89
Diamond Street                                      98                92
Papillion Heights                                   92                96
Hill Top Homes                                      92                88
Summer Creek Villas                                 84                86
Brookland Park Plaza                                99               100
Compton Townhouses                                 100                97

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of February 2, 1998.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         This information is incorporated by reference to Note 1 to the consolidated financial statements filed herewith in Item I of Part 1 to the Registrant's Quarterly Report.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On October 1, 1997, PBP withdrew as the general partner and transferred its general partner interest to RCC ( See Note 1 to the financial statements).

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Description:

               Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21, 1989 (1)

               Form of Amended and Restated Agreement of Limited Partnership (included in Prospectus as Exhibit A)(2)

               Form  of  Purchase   and  Sale   Agreement   pertaining   to  the
Partnership's Acquisition of Local Partnership Interests (2)

               Form  of  Amended  and  Restated   Agreement  of  Local   Limited
Partnership of Local Partnerships (2)

               Amendment to Certificate of Limited Partnership dated October 1, 1997 (3)

               Amendment Number 1 to Prudential-Bache Tax Credit Properties L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997 (3)

               Financial Data Schedule (filed herewith).

         (b)   Reports on Form 8-K

               Registrant's Current Report on Form 8-K dated October 1, 1997, as filed with the Securities and Exchange Commission on October 15, 1997, relating to (i) Item 1 regarding Prudential-Bache Properties, Inc.'s withdrawal as general partner and the transfer of its general partner interest to RCC Partners 96, L.L.C and (ii) Item 5 regarding the amendments made to the Partnership Agreement.

               Registrant's Current Report on Form 8-K/A dated October 1, 1997, as filed with the Securities and Exchange Commission on October 17, 1997, regarding an amendment to Item 5 of the Form 8-K filed on October 15, 1997.

               (1) Filed as a exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) (the "Registration Statement") and incorporated herein by reference.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                              By:   RCC PARTNERS 96, L.L.C.,
                                    General Partner




Date:  February 9, 1998

                                    By:  /s/ Alan P. Hirmes
                                         -----------------------
                                         Alan P. Hirmes
                                         Chief Financial Officer



Date:  February 9, 1998

                                    By:  /s/ Glenn F. Hopps
                                         -----------------------
                                         Glenn F. Hopps
                                         Chief Accounting Officer