Form 10-K
period 1998-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 1998-06-23
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3519080
            --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                           10022
--------------------------------------                           -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
       None

Securities registered pursuant to Section 12(g) of the Act:
       Beneficial Unit Certificates
       (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Index to exhibits may be found on page 48

                                     PART I

Item 1.  Business.

General

Patriot Tax Credit Properties L.P. (formerly known as Prudential-Bache Tax Credit Properties L.P. and herein referred to as the "Registrant"), a Delaware limited partnership, was formed on May 3, 1989 and will terminate on December 31, 2029 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Registrant was formed to invest in low-income, multi-family residential complexes ("Apartment Complexes" or "Properties") and, to a lesser extent, in historic apartment complexes undergoing rehabilitation ("Historic Complexes" or "Properties") through the acquisition of interests (the "Local Partnership Interests") in local partnerships (the "Local Partnerships") that are the owners of the Properties. These investments were made with proceeds from the initial sale of 38,125 Beneficial Unit Certificates ("BUC$"). The Registrant's fiscal year for tax and financial reporting purposes ends on December 31 and March 31, respectively.

The primary objectives of the Registrant are to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended ("Housing Tax Credits") over the credit period for each Property in which the Registrant has invested and to a lesser extent, historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Housing Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partnerships owning then newly constructed or existing structures that have undergone substantial rehabilitation. The Local Partnerships in which the Registrant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related tax credits. It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow to provide distributions to the limited partners.

The Registrant expects that in order to avoid recapture of Housing Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period and may be substantially longer.

Each Property in which the Registrant invested is substantially mortgaged. However, the aggregate indebtedness did not exceed 85% of the appraised fair market value of any Property at the time of acquisition. The first mortgage financing encumbering the Properties was arranged by the general partner of the Local Partnership (the "Local General Partner") owning the Properties prior to the time the Registrant became a limited partner therein.

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

One Property had rental income which exceeded 15% of the Registrant's total revenue. Rental income from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 53.45%, 43.8% and 47.5% during the years ended March 31, 1998, 1997 and 1996, respectively. In September 1997, the Local General Partner for Summer Creek Villas decided to divide the apartment complex into two individual entities called the Arbors and the Crossings.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 1998.

General Partner
On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ("Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Partnership and also serve as co-general partners of four of the eight Local Partnerships in which the Partnership has an interest. The Partnership's agreement of limited partnership (the "Partnership Agreement") was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Partnership to the New GP and to withdraw from the Partnership. The terms of the transaction are more fully described in the Partnership's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all partners of the Partnership.

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

Affiliates of the New GP and RCC have had significant involvement with the Partnership and the Local Partnerships, of which five are owned by RCC affiliates. During the acquisition phase of the Partnership's operation, among other services, affiliates of RCC provided various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services included the identification, evaluation, negotiation and closing of certain of the Partnership's investments for which RCC was paid a portion of the acquisition fees and expenses paid to PBP.

RCC in the past provided, and will continue to provide ongoing monitoring services with respect to the Partnership's investments pursuant to the Property Investment Monitoring Agreement for which RCC in the past received from PBP a portion of the partnership man-agement fee payable to PBP and an annual expense allowance of up to $1,300 per site visit (after the initial four site visits).

Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

(a) amended to change the name of the Partnership to "Patriot Tax Credit Properties L.P.", a Delaware Limited Partnership. The Partnership's new place of business is 625 Madison Avenue, New York, New York 10022.

(b) amended to confirm that PBP continues to be party to the indemnification provisions set forth in the Partnership Agreement.

(c) amended to reflect (1) the reduction in the General Partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the General Partner's residual interest in the Partnership comprised of (i) subordinated interest in disposition proceeds and (ii) interest in distributions of sale or refinancing proceeds; and (3) corresponding reductions in the General Partner's interest in profits and losses. Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,034,498 as of September 30, 1997 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution.

Competition
The General Partner has formed various entities to engage in businesses that may be competitive with the Registrant.

The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives tax credits may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Employees
The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes 1, 3 and 6 to the consolidated financial statements set forth in Item 8.

Item 2.  Properties.

As of March 31, 1998, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:

                                                                     Registrant's
                                                                     Low-Income
                                                     Occupancy   Housing Tax Credit
                           Number     Rents as of     Rate as of for the Year Ended
Property (a)               of Units  June 8, 1998   June 8, 1998 December 31, 1997
------------               --------  ------------   ------------ -----------------
RMB Limited Partnership      196      $385-$549          88%       $  395,768
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II              216        352-609          92           896,700
  Associates, Ltd.
  Miami, FL
Diamond Street Venture        48        473-540          90           282,288
  Philadelphia, PA
Papillion Heights             48        380-450         100           173,661
  Apartments L.P.
  Papillion, NE
Hill Top Homes               171        465-670          81           616,545
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                   770        546-758          96         2,241,161
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza          77            516          96           429,237
  Limited Partnership
  Richmond, VA
Compton Townhouses            39            635          92           205,620
  Limited Partnership                                               ---------
  Cincinnati, OH
                                                                   $5,240,980

(a) At March 31, 1998, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Summer Creek Villas consists of 61 concrete block and stucco buildings housing 770 apartment units situated on approximately 60 acres of residential-planned unit development zoned land. 182 of the units are one-bedroom/one-bath apartments, each containing 570 square feet; 372 are two-bedroom/one-bath apartments, each containing 773 square feet; 144 are three-bedroom/two-bath apartments, each containing 980 square feet; and 72 are three-bedroom/two-bath villa units, each containing 1,050 square feet. In September 1997, the Local General Partner for Summer Creek Villas decided to divide the apartment complex into two individual entities called the Arbors and the Crossings.

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

The Compton Townhouses consists of six two-story buildings containing a total of 39 townhouse units. Four of the buildings contain six units; one building has seven units; and one has eight units. All units have three bedrooms and two-and-one-half baths. Total gross building area is 52,595 square feet; net rentable area is 47,814 square feet. The average net area of the subject units is 1,226 square feet.

For additional information describing the Registrant's properties, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Schedule III - Real Estate and Accumulated Depreciation.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Limited Partners

None.

                                     PART II

Item 5.  Market for the Registrant's BUC$ and Related Limited Partner Matters

As of June 1, 1998, there were 2,259 holders of record owning 38,125 BUC$. Additionally, the General Partner holds one BUC. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise since inception. No distributions are anticipated in the foreseeable future.

Item 6.  Selected Financial Data.

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto set forth in Item 8.

                                For the Years ended March 31,
                      ------------------------------------------------------------
OPERATIONS               1998         1997         1996        1995         1994
                      -----------  -----------  ----------- -----------  ---------
Rental and other      $ 9,517,723  $ 9,775,005  $ 9,783,022 $ 9,031,174  $ 9,212,457
  income              ===========  ===========  =========== ===========  ===========

Interest income       $    51,349  $    41,291  $    49,257 $    47,693  $    75,242
                      ===========  ===========  =========== ===========  ===========

Interest expense      $ 4,362,919  $ 4,428,530  $ 4,448,986 $ 4,474,229  $ 4,462,589
                      ===========  ===========  =========== ===========  ===========

Depreciation and      $ 2,448,723  $ 2,517,547  $ 2,549,449 $ 2,640,262  $ 2,615,469
  amortization        ===========  ===========  =========== ===========  ===========
  expenses

Loss on impairment    $         0  $         0  $         0 $ 2,700,000  $         0
  of assets           ===========  ===========  =========== ===========  ===========

Loss before           $(3,101,859) $(2,920,508) $(2,587,393)$(6,271,864) $(3,341,362)
  minority interest   ===========  ===========  =========== ===========  ===========

Minority interest     $   428,961  $   409,993  $   421,144 $   608,088  $   496,042
  in loss of local    ===========  ===========  =========== ===========  ===========
  partnerships

Net loss              $(2,672,898) $(2,510,515) $(2,166,249)$(5,663,776) $(2,845,320)
                      ===========  ===========  =========== ===========  ===========

Net loss per          $    (69.55) $    (65.19) $    (56.25)$   (147.07) $    (73.89)
  limited partner BUC ===========  ===========  =========== ===========  ===========

Total assets          $68,835,813  $70,502,375  $72,944,919 $76,174,392  $81,370,985
                      ===========  ===========  =========== ===========  ===========

Mortgage notes        $45,632,851  $46,099,028  $46,387,992 $46,529,512  $46,661,471
  payable             ===========  ===========  =========== ===========  ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Patriot Tax Credit Properties L.P. (the "Partnership") invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations under Section 42 of the Internal Revenue Code in order to protect the related tax credits. The Partnership's primary sources of funds is rental revenues which are fully utilized at the property level. A working capital reserve ($11,000 at March 31, 1998) is maintained to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships (see Note 1 to the consolidated financial statements for further information). The aggregate amount of such deferred and unpaid fees totaled $1,034,498 and is reflected in the Consolidated Statement of Changes in Partner's Capital as a capital contribution.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made guarantees with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to deficit guaranty agreements. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. As of March 31, 1998, there is still an operating deficit guaranty agreement in effect at Papillion Heights.

The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner for the initial guaranty period under the Summer Creek Villas operating deficit guaranty agreement (which expired on December 31, 1996) was $3,392,000, of which $2,742,460 was funded. Of the total funded, the Local General Partner has elected to treat $1,933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period which commenced August 1996 and expires July 1999. The maximum funding obligation during this second guaranty period is $924,000. Through March 31, 1998, the entire obligation has been funded pursuant to this second guaranty period. As of March 31, 1998, the financial statements of the Partnership include $809,460 as "Due to general partners and affiliates of local partnerships" for the two guaranty periods under the Summer Creek Villas operating deficit guaranty agreement due to the three-month lag in recording the financial information of the Local Partnerships. The Local General Partner is currently reviewing different alternatives to improve property cash flow and reduce operating deficits. Also the management agent has been replaced so as to implement a new strategy for increasing property performance.

The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date. In addition, the Partnership's financial statements as of March 31, 1998 also reflect payables of $150,000 under operating deficit guaranty agreements at Hubbard's Ridge and Hill Top Homes, which have expired.

The Local Partnerships have generated net operating income before debt service of $4,182,000 $4,489,000 and $4,816,000 for each of the three years ended March 31, 1998, 1997 and 1996, respectively. Debt service payments (interest and principal) made during the same periods were $4,752,000, $4,425,000 and $4,468,000, respectively.

Capital Improvements
To better market the property, the Local General Partner for Summer Creek Villas has decided to divide the apartment complex into two individual entities called the Arbors and the Crossings. Of the total of 770 units in the complex, the Arbors has 362 apartments and the Crossings has 408 apartments. In addition to splitting the property in two phases, other improvements have primarily consisted of painting and pressure cleaning of roofs, landscaping and individual unit upgrades. Capital improvements at Summer Creek Villas have amounted to approximately $423,000 through March 31, 1998. A portion of these capitalized costs were funded through operating deficit guaranty funding obligations of the Local General Partner. The remainder of these capitalized costs will be funded by the Local General Partner through additional loans to the Local Partnership.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the twelve-month periods ended December 31. Information disclosed below with respect to each Local Partnership is consistent with this method.

Fiscal 1998 vs. Fiscal 1997
Rental income decreased approximately $522,000 for the year ended March 31, 1998 as compared to 1997 primarily due to decreases of $452,000, $42,000 and $63,000 at Summer Creek Villas, Cutler Canal II and RMB, respectively, due to lower occupancies.

Other income (consisting primarily of application fees, forfeited security deposits and operating deficit guarantees) increased approximately $264,000 for the year ended March 31, 1998 as compared to 1997. The variance was mainly due to the election by the Summer Creek Villas Local General Partner to treat $1,000,000 and $678,000 of the operating deficit guaranty payments it made to the Local Partnership for the years ended March 31, 1998 and 1997, respectively, as non-repayable advances. These amounts were recorded on the financial statements as other income during the respective years.

General and administrative expenses increased approximately $426,000 for the year ended March 31, 1998 as compared to 1997 primarily due to increases at Cutler Canal II, Summer Creek Villas and Hill Top Homes of $81,000, $242,000 and $61,000, respectively, as a result of increases in salaries, advertising and office supplies.

Property management fees decreased approximately $97,000 for the year ended March 31, 1998 as compared to 1997 primarily due to a change in the managing agent during May 1997 at Summer Creek Villas resulting in a decrease in fees.

Fiscal 1997 vs. Fiscal 1996
Rental income decreased approximately $316,000 for the year ended March 31, 1997 as compared to 1996 primarily due to decreases of $225,000, $66,000 and $41,000 at Summer Creek Villas, Cutler Canal II and Diamond Street, respectively, due to lower occupancies.

Other income (consisting primarily of application fees, forfeited security deposits and operating deficit guarantees) increased approximately $308,000 for the year ended March 31, 1997 as compared to 1996. The variance was mainly due to the election by the Summer Creek Villas Local General Partner to treat $678,000 and $255,000 of the operating deficit guaranty payments it made to the Local Partnership for the years ended March 31, 1997 and 1996, respectively, as non-repayable advances. These amounts were recorded on the financial statements as other income during the respective years. This increase was offset by the decrease in other income at Papillion Heights of $106,000 mainly due to a $94,000 adjustment recorded in the year ended March 31, 1996 relating to an operating deficit guaranty agreement.

Operating and other expenses increased approximately $95,000 for the year ended March 31, 1997 as compared to 1996. The variance was primarily due to an increase of bad debt expense relating to uncollected rents at Summer Creek Villas.

Repairs and maintenance increased approximately $101,000 for the year ended March 31, 1997 as compared to 1996 primarily due to increases at Hubbard's Ridge, Cutler Canal II and Hill Top Homes of $47,000, $30,000 and $18,000, respectively, as a result of an increase in general maintenance and carpet replacement costs.

Results of Operation of a Certain Local Partnership

Summer Creek Villas Local Partnership
Summer Creek Villas Local Partnership has experienced declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, the Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate, competitive to the project. This problem is further compounded by the increased costs in marketing the property to effectively compete in the sub market. Further, rent levels are restricted based on countywide median income levels, which limit the maximum income that a prospective resident can earn and the maximum rents that the project is allowed to charge. Summer Creek Villas has been further obligated, beginning in 1996, to repay significant amounts of principal on its mortgage.

During 1997, in an effort to improve occupancy, the Summer Creek Villas invested approximately $423,000 to improve the physical condition of the property. Such improvements primarily consisted of painting and pressure cleaning of roofs, splitting the property in two phases with separate club houses and leasing offices, landscaping and individual unit upgrades.

Through a portion of 1997, the Local General Partner has been obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guarantees totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guarantees to fund operations of $668,589. As of March 31, 1998, the Local General Partner is no longer required to fund operations of Summer Creek Villas.

The Local General Partner plans to attempt a restructuring of Summer Creek Villas' debt, and is also exploring the possibility of raising additional capital. However, as of March 31, 1998, no definitive agreements have been reached regarding these plans.

As of March 31, 1998, the consolidated financial statements include total assets of $36,986,624, total liabilities of $29,291,620 and a minority interest of $2,675,515 attributable to this subsidiary.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

Property Information
The Partnership currently holds interest in eight Local Partnerships. The following schedule gives specific details about the related Properties.

                                                                         Partnership's
                                     Gross Carrying    Occupancy           Low-Income
                                       Value of          Rate at       Housing Tax Credit
                           Number      Property at     December 31     for the Year Ended
Property (a)               of Units  March 31, 1998      1997 (b)      December 31, 1997
------------               --------  -------------- ------------------ -----------------
RMB Limited Partnership      196      $ 5,015,137        89%               $  395,768
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II              216       11,124,427        95                   896,700
  Associates, Ltd.
  Miami, FL
Diamond Street Venture        48        2,870,124        96                   282,288
  Philadelphia, PA
Papillion Heights             48        2,206,424        81                   173,661
  Apartments L.P.
  Papillion, NE
Hill Top Homes               171        8,103,088        85                   616,545
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                   770       40,832,871        81                 2,241,161
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza          77        6,449,682        97                   429,237
  Limited Partnership
  Richmond, VA
Compton Townhouses            39        2,445,632       100                   205,620
  Limited Partnership                  ----------                           ---------
  Cincinnati, OH
                                      $79,047,385                          $5,240,980
                                       ==========                           =========

(a) At March 31, 1998, the Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) Occupancies are calculated by dividing occupied units by total available units.

There were no significant changes in occupancies at the above properties as of June 8, 1998, except for increases at Papillion Heights and Summer Creek Villas to 100% and 96%, respectively.

Net operating income before debt service of the Local Partnerships for each of the years in the three-year period ended March 31, 1998 was as follows:

                                                 1998         1997         1996
                                            ------------   ----------   -----------
Hubbard's Ridge                              $  196,000    $  192,000   $   292,000
Cutler Canal II                                 418,000       471,000       560,000
Diamond Street                                   55,000        54,000       102,000
Papillion Heights                               108,000       113,000       214,000
Hill Top Homes                                  243,000       328,000       357,000
Summer Creek Villas                           2,687,000     2,796,000     2,793,000
Brookland Park Plaza                            337,000       377,000       351,000
Compton Townhouses                              138,000       158,000       147,000
                                             ----------    ----------    ----------

                                             $4,182,000    $4,489,000    $4,816,000
                                             ==========     =========     =========

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partner is in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Item 8.  Financial
 and Supplementary Data.
                                                                   Sequential
                                                                      Page
                                                                   ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                  15

         Consolidated Statements of Financial Condition
         as of March 31, 1998 and 1997                                 32

         Consolidated Statements of Operations for the
         years ended March 31, 1998, 1997 and 1996                     33

         Consolidated Statements of Changes in
         Partners' Capital for the years ended March
         31, 1998, 1997 and 1996                                       34

         Consolidated Statements of Cash Flows for the
         years ended March 31, 1998, 1997 and 1996                     35

         Notes to Consolidated Financial Statements                    36

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P.
(formerly known as Prudential-Bache Tax Credit Properties L.P.)
(A Delaware Limited Partnership)


We have audited the accompanying consolidated statements of financial condition of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the consolidated subsidiaries, which statements reflect total assets of $68,716,116 and $70,274,405 as of March 31, 1998 and 1997, respectively, and total revenues of $9,563,471, $9,809,626 and $9,821,070 for the years ended March 31, 1998,
1997 and 1996, respectively. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for the consolidated subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The auditors' report on the 1997 financial statements of a subsidiary included an explanatory paragraph describing conditions that raised substantial doubt regarding its ability to continue as a going concern, as discussed in Note 8 to the consolidated financial statements.

/s/ ANCHIN, BLOCK & ANCHIN LLP

ANCHIN, BLOCK & ANCHIN LLP


New York, New York
May 14, 1998

                       [Letterhead of Dickey & Wolf, LLC]


                          INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Dickey & Wolf, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 28, 1998

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal II Associates, Ltd.

      We have audited the accompanying balance sheets of Cutler Canal II Associates, Ltd., as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd., as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, if fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                  /s/ Reznick Fedder & Silverman

                                                  /s/ Reznick Fedder & Silverman

Atlanta, Georgia
February 9, 1998

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To The Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal II Associates, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ REZNICK FEDDER & SILVERMAN

REZNICK FEDDER & SILVERMAN
Charlotte, North Carolina
January 20, 1997

                      [Letterhead of Ziner & Company, P.C.]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Diamond Street Venture

      We have audited the accompanying balance sheet of Diamond Street Venture (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diamond Street Venture as of December 31, 1996, were audited by other auditors, whose report dated February 14, 1997, expressed an unqualified opinion on those financial statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Street Venture as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                      /s/ Ziner & Company, P.C.

February 1, 1998
Boston, Massachusetts

                    [Letterhead of J.H. Williams & Co., LLP]


                          INDEPENDENT AUDITORS' REPORT


To The Partners of
Diamond Street Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Diamond Street Venture (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Street Venture (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. WILLIAMS & CO., LLP

J.H. WILLIAMS & CO., LLP
Kingston, Pennsylvania
February 14, 1997

                 [Letterhead of Cohen, Covey and Schultz, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

January 30, 1998

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Cohen, Covey and Schultz, P.C.
Springfield, Missouri

      [Letterhead of Cohen, Covey and Schultz, P.C.--Springfield, Missouri]


                          INDEPENDENT AUDITORS' REPORT



To The Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the accompanying balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ COHEN, COVEY AND SCHULTZ, P.C.

COHEN, COVEY AND SCHULTZ, P.C.
January 31, 1997

                       [Letterhead of Dickey & Wolf, LLC]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 1997 and 1996, and the related statement of operations, partners' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 28, 1998

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt regarding its ability to continue as a going concern. Management's plans in connection with these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 and 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, if fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             /s/ Reznick Fedder & Silverman

                                             /s/ Reznick Fedder & Silverman

Atlanta, Georgia
February 19, 1998

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT


To The Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ REZNICK FEDDER & SILVERMAN

REZNICK FEDDER & SILVERMAN
Charlotte, North Carolina
January 24, 1997, Except for Note F, as to which the date is February 28, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Brookland Park Plaza Limited
  Partnership

      We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 20, 1998 on our consideration of Brookland Park Plaza Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.


                                        /s/ Reznick Fedder & Silverman

Bethesda, Maryland                      Federal Employer
January 20, 1998                          Identification Number:
                                          52-1088612

Audit Principal: Renee G. Scruggs

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To The Partners
Brookland Park Plaza Limited
  Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 6, 1997 on our consideration of Brookland Park Plaza Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/ REZNICK FEDDER & SILVERMAN

REZNICK FEDDER & SILVERMAN
Federal Employer
Identification Number
52-1088612

Bethesda, Maryland
February 6, 1997

Audit Principal: Renee G. Scruggs

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT


To The Partners
Brookland Park Plaza Limited
  Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 8, 1996 on our consideration of Brookland Park Plaza Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/ REZNICK FEDDER & SILVERMAN

REZNICK FEDDER & SILVERMAN
Federal Employer
Identification Number
52-1088612

Bethesda, Maryland
February 8, 1996

Audit Principal: Renee G. Scruggs

                   [Letterhead of Spaeth & Batterberry, Ltd.]


               Report of Independent Certified Public Accountants


To the Partners
Compton Townhouses Limited Partnership
(An Ohio Limited Partnership)

      We have audited the accompanying balance sheet of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                  /s/ Spaeth & Batterberry, Ltd.

February 2, 1998
Cincinnati, Ohio

          [Letterhead of Spaeth & Batterberry, Ltd.-Cincinnati, Ohio]


                          INDEPENDENT AUDITORS' REPORT


To The Partners
Compton Townhouses Limited Partnership
(An Ohio Limited Partnership)

We have audited the accompanying balance sheet of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1996 and 1995, and the results of its operation and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ SPAETH & BATTERBERRY, LTD.

SPAETH & BATTERBERRY, LTD.
February 3, 1997

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                               March 31,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ----------      -----------
Investment in property:

Land                                                                $  4,005,633     $  4,005,633
Building and improvements                                             75,041,752       74,583,558
Accumulated depreciation                                             (15,450,304)     (13,283,832)
                                                                    ------------     ------------

Net investment in property                                            63,597,081       65,305,359
Cash and cash equivalents                                                573,775          839,134
Cash and cash equivalents held in escrow                               1,550,131          903,486
Deferred financing costs, net                                          2,861,272        3,136,727
Other assets                                                             253,554          317,669
                                                                    ------------     ------------

Total assets                                                        $ 68,835,813     $ 70,502,375
                                                                    ============     ============

                                LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                              $ 45,632,851     $ 46,099,028
Accrued interest payable                                               1,492,961        1,266,943
Other accrued expenses and liabilities                                 1,411,705        1,265,302
Due to general partners and affiliates of local partnerships           2,558,522        1,654,598
Development fees payable                                               1,579,709        1,579,709
Construction costs payable                                               605,358          605,358
Real estate taxes payable                                                498,390          118,195
Due to General Partner and its affiliates                                 59,930          848,543
                                                                    ------------     ------------

Total liabilities                                                     53,839,426       53,437,676
                                                                    ------------     ------------

Minority interests in local partnerships                               2,872,312        3,302,224
                                                                    ------------     ------------

Partners' capital:

  Limited partners (38,125 BUC$ issued and outstanding)               11,314,733       13,966,449
  General partner (1 BUC issued and outstanding)                        809,342         (203,974)
                                                                    ------------     ------------

Total partners' capital                                               12,124,075       13,762,475
                                                                    ------------     ------------

Total liabilities and partners' capital                             $ 68,835,813     $ 70,502,375
                                                                    ============     ============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ended March 31,
                                                        -----------------------------------------
                                                           1998           1997             1996
                                                        ---------      ---------        ---------
Revenues
  Rental income                                       $ 7,958,742    $ 8,480,496      $ 8,796,928
  Other income                                          1,558,981      1,294,509          986,094
  Interest income                                          51,349         41,291           49,257
                                                      -----------    -----------      -----------

                                                        9,569,072      9,816,296        9,832,279
                                                      -----------    -----------      -----------

Expenses
  Interest                                              4,362,919      4,428,530        4,448,986
  Depreciation and amortization                         2,448,723      2,517,547        2,549,449
  Operating and other                                     907,657        975,906          880,740
  Taxes and insurance                                   1,134,224      1,210,641        1,180,035
  Repairs and maintenance                               1,297,005      1,399,907        1,299,154
  General and administrative                            1,855,565      1,429,859        1,355,389
  Property management fees                                385,127        481,839          445,054
  Partnership management fees                             279,711        292,575          260,865
                                                      -----------    -----------      -----------

                                                       12,670,931     12,736,804       12,419,672
                                                      -----------    -----------      -----------

Loss before minority interest                          (3,101,859)    (2,920,508)      (2,587,393)
Minority interest in loss of local partnerships           428,961        409,993          421,144
                                                      -----------    -----------      -----------

Net loss                                              $(2,672,898)   $(2,510,515)     $(2,166,249)
                                                      ===========    ===========      ===========

Allocation of net loss

  Limited partners                                    $(2,651,716)   $(2,485,410)     $(2,144,587)
                                                      ===========    ===========      ===========

  General partner                                     $   (21,182)   $   (25,105)     $   (21,662)
                                                      ===========    ===========      ===========

Net loss per limited partner BUC                      $    (69.55)   $    (65.19)     $    (56.25)
                                                      ===========    ===========      ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                     Limited          General
                                           Total     Partners         Partner            BUC$
                                           -----     --------         --------           ----
Partners' capital (deficit) -
March 31, 1995                        $18,439,239     $18,596,446      $(157,207)         38,126

Net loss                               (2,166,249)     (2,144,587)       (21,662)              0
                                      -----------     -----------      ---------        --------

Partners' capital (deficit) -
March 31, 1996                         16,272,990      16,451,859       (178,869)         38,126

Net loss                               (2,510,515)     (2,485,410)       (25,105)              0
                                      -----------     -----------      ---------        --------

Partners' capital (deficit) -
March 31, 1997                         13,762,475      13,966,449       (203,974)         38,126

Capital contribution                    1,034,498               0      1,034,498               0

Net loss                               (2,672,898)     (2,651,716)       (21,182)              0
                                      -----------     -----------      ---------        --------

Partners' capital
March 31, 1998                        $12,124,075     $11,314,733     $  809,342          38,126
                                      ===========     ===========     ==========          ======


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended March 31,
                                                        -----------------------------------------
                                                           1998           1997             1996
                                                        ---------      ---------        ---------
Cash flows from operating activities:
  Net loss                                            $(2,672,898)   $(2,510,515)     $(2,166,249)
                                                       ----------     ----------       ----------

Adjustments to reconcile net loss to net cash
  (used in) provided by operating
  activities:
  Depreciation and amortization                         2,448,723      2,517,547        2,549,449
  Minority interest in loss of local partnerships        (428,961)      (409,993)        (421,144)
  Forgiveness of debt                                    (154,500)      (154,500)        (154,500)
  (Increase) decrease in cash held in escrow             (646,645)      (290,421)         662,504
  Increase (decrease) in real estate taxes payable        380,195         30,906         (378,829)
  Increase in accrued interest payable                    226,018        222,831           54,071
  Decrease (increase) in other assets                      57,319         42,421         (172,003)
  Increase (decrease) in other liabilities                692,663        667,691         (121,302)
                                                       ----------     ----------       ----------
Total adjustments                                       2,574,812      2,626,482        2,018,246
                                                       ----------     ----------       ----------

Net cash (used in) provided by operating activities       (98,086)       115,967         (148,003)
                                                       ----------     ----------       ----------

Cash flows from investing activities:
  Investments in property                                (458,194)             0                0
                                                       ----------     ----------       ----------

Cash flows from financing activities
  Payments on mortgage notes                             (466,177)      (288,964)        (141,520)
  Advances from local general partners                    758,049        100,000          100,000
  Payments for loans from local general partners                0       (100,000)               0
  Distribution to minority interest                          (951)             0                0
                                                       ----------     ----------       ----------

Net cash provided by (used in) financing activities       290,921       (288,964)         (41,520)
                                                       ----------     ----------       ----------

  Net decrease in cash and cash equivalents              (265,359)      (172,997)        (189,523)
  Cash and cash equivalents at beginning of year          839,134      1,012,131        1,201,654
                                                       ----------     ----------       ----------

  Cash and cash equivalents at end of year             $  573,775    $   839,134       $1,012,131
                                                       ==========     ==========        =========

Supplemental disclosures of cash flow information:
  Interest paid                                        $4,286,125    $ 4,136,059       $4,325,996
                                                       ==========     ==========        =========

Noncash financing activity:
  Capital contribution resulting from forgiveness
   of debt by General Partner and its affiliates       $1,034,498    $         0       $        0
                                                       ==========     ==========        =========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1 - General

Patriot Tax Credit Properties L.P. (formerly known as Prudential-Bache Tax Credit Properties L.P.), a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit. The general partner of the Partnership, from inception to September 30, 1997, Prudential-Bache Properties, Inc. (the "General Partner" or "PBP"), is not affiliated with a general partner of any Local Partnership ("Local General Partner"). P.B. Tax Credit S.L.P. ("PBSLP"), an affiliate of PBP, acted as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 1998, the Partnership has investments in eight Local Partnerships.

On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, PBP withdrew as the General Partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP" or "General Partner"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ("Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Partnership and also serve as co-general partners of five of the eight Local Partnerships in which the Partnership has an interest. The Partnership's agreement of limited partnership (the "Partnership Agreement") was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Partnership to the New GP and to withdraw from the Partnership. The terms of the transaction are more fully described in the Partnership's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all partners of the Partnership.

Pursuant to the Purchase Agreement, PBSLP withdrew as special limited partner of each of the Local Partnerships and was replaced by Independence SLP L.P. (the "New SLP"), an affiliate of RCC. All special limited partnership interests in the Local Partnerships were transferred to the New SLP. Also pursuant to the Purchase Agreement, Prudential-Bache Investor Services II, Inc. ("P-B II") withdrew as assignor limited partner of the Partnership and was replaced by Related Insured BUC$ Associates, Inc., an affiliate of RCC, (the "New ALP"). All assignor limited partnership interests in the Partnership were transferred to the New ALP.

The New GP is a Delaware limited liability company which was formed in July 1996, and is owned and controlled by the partners of RCC. The New GP will only have a specified net worth, if any, as may be necessary for the Partnership to be treated as a partnership for federal income tax purposes.

Affiliates of the New GP and RCC have had significant involvement with the Partnership and the Local Partnerships, of which five are owned by RCC affiliates. During the acquisition phase of the Partnership's operation, among other services, affiliates of RCC provided various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services included the identification, evaluation, negotiation and closing of certain of the Partnership's

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

investments for which RCC was paid a portion of the acquisition fees and expenses paid to PBP.

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

Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

(a) amended to change the name of the Partnership to "Patriot Tax Credit Properties L.P.", a Delaware Limited Partnership.

(b) amended to confirm that PBP continues to be party to the indemnification provisions set forth in the Partnership Agreement.

(c) amended to reflect (1) the reduction in the General Partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the General Partner's residual interest in the Partnership comprised of (i) subordinated interest in disposition proceeds and (ii) interest in distributions of sale or refinancing proceeds; and (3) the reduction by 50% of the General Partner's interest in profits and losses. Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,034,498 as of September 30, 1997 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Principles of Consolidation

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All subsidiaries have fiscal years ending December 31. Intercompany transactions have been eliminated.

Minority interest in local partnerships represents the minority partners' share of the net assets of the Local Partnerships.

Certain balances for prior years have been reclassified to conform with the current year's financial statement presentation.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

b)  Investment in Property

The impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is recorded at the lower of its carrying value or its estimated fair value.

The determination of estimated fair value is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, and tax credits, but also upon market capitalization and discount rates as well as other market indicators. The General Partner believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years.

The cost of buildings and improvements is depreciated using the straight-line method over their estimated useful lives which range from 27.5 to 40 years.

c)  Cash and Cash Equivalents

Cash and cash equivalents include money market funds whose cost approximates market value.

d)  Cash and Cash Equivalents Held in Escrow

Cash and cash equivalents held in escrow include restricted funds held for payment of real estate taxes and insurance, tenant security deposits and replacement reserves.

e)  Taxes

The Partnership is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the partners. The Partnership may be subject to other state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership's year ends on December 31.

f)  Profits and Loss Allocations/Distributions

Net income or loss was allocated 99% to the limited partners and 1% to the General Partner through September 30, 1997. As of October 1, 1997 net income or loss is allocated 99.5% to the limited partners and .5% to the General Partner.

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated, as of October 1, 1997, 99.5% to the limited partners and .5% to the General Partner. As of March 31, 1998, no distributions have been paid.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

g)  Operating Deficit Guarantees

Pursuant to certain operating deficit guaranty agreements, Local General Partners are required to fund operating deficits, as defined in the Local Partnership agreements incurred during the period commencing with the break-even date, as defined in the Local Partnership agreements, and ending on the third anniversary of the break-even date. These advances are non-interest bearing.

NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt. The accumulated amortization as of March 31, 1998 and 1997 is $2,369,511 and $2,094,056, respectively.

b)  Management Fees

Each individual property has a managing agent who performs the necessary functions in operating the property. The property management fee is equal to a percentage of the annual gross revenues of a property paid in consideration of the property management services provided (See Note 7).

The General Partner was entitled to receive a management fee, payable from operations and reserves, in an amount not to exceed the difference between .5% per annum of Invested Assets (as defined in the Partnership Agreement) and the local administrative fee payable to PBSLP through September 30, 1997. As of October 1, 1997 the limitation amount for the management fee was reduced from
 .5% annually to 0.375% annually. This management fee is for administering the affairs of the Partnership (See Note 6). Unpaid portions of the management fee for any year accrue without interest.

c)  General and Administrative

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses payable by or allocable to the Partnership (See
Note 6). The Partnership also pays amounts directly to unrelated third parties for certain operating expenses.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:

                                       Net Investment in Property      Mortgage Notes Payable
                                       --------------------------      --------------------------
Description (a)                              1998          1997           1998            1997
---------------                         ------------   -----------     ----------      ----------
Apartment Complexes:
RMB Limited Partnership                 $  3,658,892  $  3,798,138   $  1,917,047    $  1,934,623
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                            9,268,201     9,550,804      5,949,245       5,982,895
  Associates, Ltd.
  Miami, FL
Diamond Street Venture                     1,995,454     2,081,026      3,003,370       3,017,829
  Philadelphia, PA
Papillion Heights                          1,754,649     1,803,229      1,023,273       1,033,084
  Apartments L.P.
  Papillion, NE
Hill Top Homes                             6,644,019     6,849,012      3,586,339       3,643,632
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                                33,869,344    34,475,494     26,322,682      26,614,668
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza                       4,723,572     4,951,808      2,476,057       2,499,200
  Limited Partnership
  Richmond, VA
Compton Townhouses                         1,682,950     1,795,848      1,354,838       1,373,097
  Limited Partnership                    -----------   -----------    -----------     -----------
  Cincinnati, OH
                                         $63,597,081   $65,305,359    $45,632,851     $46,099,028
                                          ==========    ==========     ==========      ==========

(a) The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of the asset.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized (on a recourse basis) by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are consolidated, and thereafter are as follows:

                                              Amount
                                            ----------
1998                                       $   507,689
1999                                           558,840
2000                                           615,122
2001                                           678,063
2002                                           746,239
Thereafter                                  42,526,898
                                            ----------
                                           $45,632,851

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $40,692,851 bear interest at rates ranging from 0% to 10.5% and have final maturities ranging from December 1, 2006 to May 1, 2031. First mortgages include $26,750,000 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on May 1, 2016 and December 15, 2029, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional interest rate of 6%. The base interest rate is payable annually from Project Income, as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capital to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% continues to be accrued in the accompanying consolidated financial statements.

At March 31, 1998 and 1997, the estimated fair values of the mortgage notes payable were approximately $48,473,000 and $51,700,000, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.

NOTE 6 - Related Parties

During their respective ownership periods, the General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partners and their affili-

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

ates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. In order to assist in the transition from PBP to the New GP as General Partner, the New GP has engaged PBP to perform certain of the forgoing services and paid PBP from amounts which would otherwise be payable to the New GP pursuant to the terms of the Partnership Agreement. These services terminated March 31, 1998. The costs and expenses incurred to the General Partner (prior to October 1, 1997 PBP and thereafter the New GP) were:

                                                                   Year Ended March 31,
                                                        -----------------------------------------
                                                           1998           1997             1996
                                                        ---------      ---------        ---------
Management fees                                          $279,711       $292,575         $260,865
Local administrative fees                                  20,250         51,979           15,250
General and administrative                                 75,723         83,514           88,541
                                                         --------       --------         --------

                                                         $375,684       $428,068         $364,656
                                                          =======        =======          =======

Pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships (see Note 1 for further information). The aggregate amount of such deferred and unpaid fees totaled $1,034,498 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution. PBP forgave $799,618 related to management fees that had been deferred since January 1, 1995 and $104,400 of general and administrative fees that had been deferred since April 1, 1996. PBSLP, an affiliate of PBP, acting as a special limited partner for each of the Local Partnerships and entitled to up to $2,750 per year as a local administrative fee, forgave $130,480 of such fees. Partnership fees owed to the General Partner and the New SLP amounting to approximately $43,000 were accrued and unpaid as of March 31 1998.

The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

See Note 1 with respect to certain changes in the fees payable to the General Partner after October 1, 1997.

In May 1997, the management company for Summer Creek Villas and Cutler Canal II, an affiliate of the Local General Partner, was sold to a third party. Accordingly, at March 31, 1998, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates.

The Partnership maintained an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments through October 31, 1997.

Prudential Securities Incorporated, an affiliate of PBP, owns 56 BUC$ at March 31, 1998.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 7 - General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in connection with the construction, financing and development of the Apartment Complexes. Interest is accrued on certain loans made by two of the Local General Partners. Additionally, during the years ended March 31, 1998, 1997 and 1996, six of the Local Partnerships were managed by a Local General Partner or its affiliates. The costs were:

                                                                   Year Ended March 31,
                                                        -----------------------------------------
                                                           1998           1997             1996
                                                        ---------      ---------        ---------
Interest                                                 $ 69,280       $ 69,280         $ 69,280
Management fees                                           202,448        394,228          394,719
                                                         --------       --------         --------

                                                         $271,728       $463,508         $463,999
                                                         ========       ========         ========

Due to general partners and affiliates of local partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements. During the years ended March 31, 1998 and 1997, Summer Creek Villas received from its Local General Partner $1,089,460 and $778,000, respectively, of operating deficit guaranty payments. The Local General Partner elected to treat $1,000,000 and $678,000 of the amount received during the years ended March 31, 1998 and 1997 as non-repayable advances and recorded the amounts as other income during the respective years. Additionally, during the year ended March 31, 1996, Summer Creek Villas received from its Local General Partner a $100,000 working capital advance which was repaid in January 1996. As of March 31, 1998, one property, Papillion Heights, remains subject to an operating deficit guaranty.

At March 31, 1998 and 1997, construction costs of $605,358 were payable to an affiliate of one of the Local General Partners.

At March 31, 1998 and 1997, development fees of $1,579,709 were payable to various Local General Partners.

NOTE 8 -  Commitments and Contingencies

Subsidiary Partnership - Going Concern

Summer Creek Villas Local Partnership
Summer Creek Villas Local Partnership has experienced declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, the Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate, competitive to the project. This problem is further compounded by the increased costs in marketing the property to effectively compete in the sub market. Further, rent levels are restricted based on countywide median income levels, which limit the maximum income that a prospective resident can earn and the maximum rents

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

that the project is allowed to charge. Summer Creek Villas has been further obligated, beginning in 1996, to repay significant amounts of principal on its mortgage.

During 1997, in an effort to improve occupancy, the Summer Creek Villas invested approximately $423,000 to improve the physical condition of the property. Such improvements primarily consisted of painting and pressure cleaning of roofs, splitting the property in two phases with separate club houses and leasing offices, landscaping and individual unit upgrades.

Through a portion of 1997, the Local General Partner has been obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guarantees totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guarantees to fund operations of $668,589. As of March 31, 1998, the Local General Partner is no longer required to fund operations of Summer Creek Villas.

The Local General Partner plans to attempt a restructuring of Summer Creek Villas' debt, and is also exploring the possibility of raising additional capital. However, as of March 31, 1998, no definitive agreements have been reached regarding these plans.

As of March 31, 1998, the consolidated financial statements include total assets of $36,986,624, total liabilities of $29,291,620 and a minority interest of $2,675,515 attributable to this subsidiary.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

The Registrant, the Registrant's General Partner and its directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors, and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filling requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

Name                                      Position
----                                      --------
J. Michael Fried                          Member, President and
                                          Chief Executive Officer

Stuart J. Boesky                          Member, Executive Vice President and
                                          Chief Operating Officer

Alan P. Hirmes                            Member, Senior Vice President and
                                          Chief Financial Officer

Bruce H. Brown                            Senior Vice President

Denise L. Kiley                           Vice President

Mark J. Schlacter                         Vice President

Marc D. Schnitzer                         Vice President

Glenn F. Hopps                            Treasurer

Lynn A. McMahon                           Secretary

J. MICHAEL FRIED, 54, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all of the syndication, finance, acquisition and investor reporting activities of Related and its affiliates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

STUART J. BOESKY, 42, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, 43, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

BRUCE H. BROWN, 44, is a Senior Vice President of Related and is Director of the Portfolio Management Group. He is responsible for overseeing the administration of the firm's public debt and equity partnerships encompassing the monitoring of the performance of each partnership and each investment. He is also responsible for Related's loan servicing activities with respect to the firm's $600 million participating and insured and co-insured mortgage portfolio. Prior to joining Related in 1987, Mr. Brown was a real estate lending officer at U.S. Trust Company of New York and previously held management positions in the hotel and resort industry with Helmsley-Spear and Westin Hotels. Mr. Brown graduated from Colgate University with a Bachelor of Arts degree.

DENISE L. KILEY, 38, is an Executive Vice President and Chief Underwriter for Related, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in Related sponsored corporate, public and private equity and debt funds. Ms. Kiley is also responsible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARK J. SCHLACTER, 47, is a Vice President of Mortgage Acquisitions of Related, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsyl-vania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

MARK D. SCHNITZER, 37, is an Executive Vice President of Related and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

GLENN F. HOPPS, 35, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

LYNN A. McMAHON, 42, has served since 1983 as assistant to J. Michael Fried. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

Item 11.  Executive Compensation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of June 1, 1998, Messrs. Fried, Boesky, Hirmes and Ross own directly or beneficially 100% of the interest in the voting securities of the General Partner.

As of June 1, 1998, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 1, 1998, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions.

The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partner.

Reference is made to Notes 1, 3, 6 and 7, to the consolidated financial statements in the Registrant's financial statements, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                   Sequential
                                                                      Page
                                                                   ----------
(a) 1.     Financial Statements

           Independent Auditors' Report                                15

           Consolidated Statements of Financial
           Condition as of March 31, 1998 and 1997                     32

           Consolidated Statements of Operations for
           the years ended March 31, 1998, 1997 and
           1996                                                        33

           Consolidated Statements of Changes in
           Partners' Capital for the years ended March
           31, 1998, 1997 and 1996                                     34

           Consolidated Statements of Cash Flows for
           the years ended March 31, 1998, 1997 and
           1996                                                        35

           Notes to Consolidated Financial Statements                  36

(a) 2.     Financial Statement Schedules and
           Independent Auditors' Report on Schedules

           Independent Auditors' Report on Schedules                   52

           Schedule III - Real Estate and Accumulated
           Depreciation                                                53

           All other schedules have been omitted
           because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)
                                                                    Sequential
                                                                       Page
                                                                    ----------

 (a) 3.    Exhibits

           The Partnership's Agreement of Limited
           Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and
           June 21, 1989*

           Amendment Number 1 to Prudential-Bache Tax
           Credit Properties L.P. Amended and Restated
           Agreement of Limited Partnership, dated
           October 1, 1997***

           Form of Amended and Restated Agreement of
           Limited Partnership (included in Prospectus as Exhibit A)**

           Certificate of Limited Partnership as filed on May 3, 1989 and Amendments thereto dated
           May 25, 1989 and June 21, 1989*

           Amendment to Certificate of Limited
           Partnership dated October 1, 1997***

           Form of Purchase and Sale Agreement
           pertaining to the Partnership's acquisition of Local Partnership Interests**

           Form of Amended and Restated Agreement of
           Local Limited Partnership of Local
           Partnerships**

           Financial Statement Schedule (filed herewith)               55

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter.

           *Filed as an exhibit to Pre-Effective
           Amendment No. 1 to Form S-11 Registration
           Statement (No. 33-28571) and incorporated herein by reference.

           **Filed as an exhibit to Pre-Effective
           Amendment No. 2 to Form S-11 Registration
           Statement (No. 33-28571) and incorporated herein by reference.

           ***Filed as an exhibit to Registrant's
           Current Report on Form 8-K dated
           October 1, 1997 and incorporated herein
           by reference.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)


                          By: RCC PARTNERS 96, L.L.C.,
                              General Partner


Date:  June 22, 1998           By:  /s/ J. Michael Fried
                                    --------------------
                                        J. Michael Fried
                                         Member, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            Signature                         Title                            Date
            ---------                         -----                            ----
                                  Member, President and
                                  Chief Executive Officer
/s/ J. Michael Fried              (principal executive officer)
--------------------              RCC Partners 96., L.L.C.                  June 22, 1998
J. Michael Fried


                                  Member, Executive Vice President and
                                  Chief Operating Officer
/s/ Stuart J. Boesky              (principal operating officer) of
--------------------              RCC Partners 96., L.L.C.                  June 22, 1998
Stuart J. Boesky


                                  Member, Senior Vice President
                                  and Chief Financial Officer
/s/ Alan P. Hirmes                (principal financial officer) of
------------------                RCC Partners 96., L.L.C.                  June 22, 1998
Alan P. Hirmes


                                  Treasurer
/s/ Glenn F. Hopps                (principal accounting officer) of
------------------                RCC Partners 96., L.L.C.                  June 22, 1998
Glenn F. Hopps

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P.
(formerly known as Prudential-Bache Tax Credit Properties L.P.)
(A Delaware Limited Partnership)


In connection with our audit of the consolidated financial statements of Patriot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 1998. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ ANCHIN, BLOCK & ANCHIN LLP

ANCHIN, BLOCK & ANCHIN LLP


New York, New York
May 14, 1998

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1998


                                                  Initial Cost to Partnership       Costs Capitalized
                                                  ---------------------------  Subsequent to Acquisition (7)
                                                               Buildings and  -------------------------------
Description (4) (6)                Encumbrances       Land     Improvements    Improvements    Carrying Costs
-------------------                ------------   -----------  ------------   --------------   --------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                     $ 1,917,047    $  107,237      $  965,136  $  3,757,584      $  185,180
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                         5,949,245       807,071       1,388,350     8,861,278          67,728
Diamond Street Venture (3)
  Philadelphia, PA                  3,003,370         9,729         234,465     2,352,712         273,218
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                     1,023,273        63,329       1,816,598       259,995          66,552
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                     3,586,339       553,841       3,690,150     3,542,729         316,368
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL              26,322,682     2,396,876      10,578,563    25,980,637       1,876,795
Brookland Park Plaza L.P. (1)
  Richmond, VA                      2,476,057        50,000         109,850     5,913,617         376,165
Compton Townhouses L.P. (1)
  Cincinnati, OH                    1,354,838        17,550         476,708     1,923,171          28,203
                                    ---------      --------       ---------      --------        --------

                                  $45,632,851    $4,005,633     $19,259,820   $52,591,723      $3,190,209
                                   ==========     =========      ==========    ==========       =========


                                           Gross Amounts                                                           Life on which
                               at which Carried At Close of Period (5)                                            Depreciation in
                               ---------------------------------------                      Date                   Latest Income
                                          Buildings and                  Accumulated    Construction     Date      Statements are
Description (4) (6)              Land      Improvements      Total       Depreciation    Completed     Acquired       Computed
-------------------            ---------   ------------    ---------     -----------     -----------  ---------   ---------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                 $  107,237   $  4,907,900  $  5,015,137     $  1,356,245        5/90       12/89           30
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                      807,071     10,317,356    11,124,427        1,856,226        1/91       1/90            40
Diamond Street Venture (3)
  Philadelphia, PA                 9,729      2,860,395     2,870,124          874,670        12/90      1/90            40
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                   63,329      2,143,095     2,206,424          451,775        12/90      4/90            27.5
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                  553,841      7,549,247     8,103,088        1,459,069        12/90      6/90            30
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL          2,396,876     38,435,995    40,832,871        6,963,527        8/91       6/90            40
Brookland Park Plaza L.P. (1)
  Richmond, VA                    50,000      6,399,682     6,449,682        1,726,110        12/90      7/90            27.5
Compton Townhouses L.P. (1)
  Cincinnati, OH                  17,550      2,428,082     2,445,632          762,682        6/92       1/92            40
                                --------      ---------     ---------        ---------

                              $4,005,633    $75,041,752   $79,047,385      $15,450,304
                               =========     ==========    ==========       ==========

(1)   First mortgage
(2)   Includes first and second mortgages
(3)   Includes first, second and third mortgages
(4) At March 31, 1998, the Registrant holds a 66.5% interest in the Local Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 1997 is $79,949,367.
(6)   The Registrant believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1998

                                          Cost of Property and Equipment                    Accumulated Depreciation
                                 ----------------------------------------------    ------------------------------------------
                                                                        Year Ended March 31,
                                 --------------------------------------------------------------------------------------------
Note A - Reconciliation              1998            1997            1996             1998            1997           1996
-----------------------          -------------   -------------    ------------    -------------    -----------    ---------
Balance at beginning of year     $78,589,191      $78,589,191     $78,589,191       $13,283,832    $11,073,281   $  8,863,867
Additions during year:
  Improvements                       458,194                0               0
  Depreciation expense (1)                                                            2,166,472      2,210,551      2,209,414
                                  ----------       ----------      ----------       -----------    -----------     ----------

Balance at close of year         $79,047,385      $78,589,191     $78,589,191       $15,450,304    $13,283,832    $11,073,281
                                  ==========       ==========      ==========        ==========     ==========     ==========

(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.