Form 10-Q
period 1998-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 1998-08-12
CIK 850184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                             13-3519080
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                    10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212)421-5333

                                       N/A
                         -------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                 ===========       ===========
                                                   June 30,         March 31,
                                                     1998             1998
                                                 -----------       -----------
ASSETS
Investment in property:
  Land                                           $ 4,005,633       $ 4,005,633
  Buildings and improvements                      75,042,917        75,041,752
  Accumulated depreciation                       (15,992,687)      (15,450,304)
                                                 -----------       -----------
  Net investment in property                      63,055,863        63,597,081
  Cash and cash equivalents                          548,171           573,775
  Cash and cash equivalents
   held in escrow                                  1,384,963         1,550,131
  Deferred financing costs, net                    2,792,962         2,861,272
  Other assets                                       237,005           253,554
                                                 -----------       -----------

Total Assets                                     $68,018,964       $68,835,813
                                                 ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                         $45,514,547       $45,632,851
  Accrued interest payable                         1,516,281         1,492,961
  Other accrued expenses
   and liabilities                                 1,890,275         1,411,705
  Due to general partners and
   affiliates of local partnerships                2,558,522         2,558,522
  Development fees payable                         1,579,709         1,579,709
  Construction costs payable                         605,358           605,358
  Real estate taxes payable                          285,619           498,390
  Due to general partner and
   its affiliates                                     89,028            59,930
                                                 -----------       -----------

Total liabilities                                 54,039,339        53,839,426
                                                 -----------       -----------

Minority interest in local
  partnerships                                     2,669,007         2,872,312
                                                 -----------       -----------

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (continued)
                                   (Unaudited)

                                                   ===========       ===========
                                                     June 30,         March 31,
                                                       1998             1998
                                                   -----------       -----------
PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                          10,505,343        11,314,733
  General partner (1 BUC
   issued and outstanding)                             805,275           809,342
                                                   -----------       -----------
Total Partners' Capital                             11,310,618        12,124,075
                                                   -----------       -----------
Total Liabilities and Partners'
  Capital                                          $68,018,964       $68,835,813
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 ==============================
                                                      Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    1998               1997
                                                 ------------------------------
Revenues
  Rental income                                  $ 1,969,065        $ 2,074,423
  Other income                                       149,373            138,028
  Interest income                                      4,625              5,663
                                                 -----------        -----------
                                                   2,123,063          2,218,114
                                                 -----------        -----------

Expenses
  Interest                                         1,051,189          1,087,768
  Depreciation and amortization                      610,693            623,628
  Operating and other                                219,197            214,845
  Taxes and insurance                                290,744            299,453
  Repairs and maintenance                            364,791            369,366
  General and administrative                         459,035            419,504
  Partnership management fees                         58,310             80,372
  Property management fees                            85,508             88,243
                                                 -----------        -----------
                                                   3,139,467          3,183,179
                                                 -----------        -----------

Loss before minority
  interest                                        (1,016,404)          (965,065)
Minority interest in loss of
  local partnerships                                 202,947            170,054
                                                 -----------        -----------
Net loss                                         $  (813,457)       $  (795,011)
                                                 ===========        ===========
Allocation of Net Loss
  Limited partners                               $  (809,390)       $  (787,061)
                                                 ===========        ===========
  General partner                                $    (4,067)       $    (7,950)
                                                 ===========        ===========
Net loss per limited
  partner BUC                                    $    (21.23)       $    (20.64)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                        Limited       General
                              BUC$      Partners      Partner          Total
                             ------   -----------     --------     -----------
Partners' capital
 (deficit) -
 March 31, 1998              38,126   $11,314,733     $809,342     $12,124,075

Net loss                          0      (809,390)      (4,067)       (813,457)
                             ------   -----------     --------     -----------

Partners' capital-
 June 30, 1998               38,126   $10,505,343     $805,275     $11,310,618
                             ======   ===========     ========     ===========

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       ========================
                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                         1998           1997
                                                       ------------------------
Cash flows from operating activities:

Net loss                                               $(813,457)     $(795,011)
                                                       ---------      ---------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization                          610,693        623,628
  Minority interest in loss of
   local partnerships                                   (202,947)      (170,054)
  Decrease (increase) in cash
   held in escrow                                        165,168       (417,781)
  (Decrease) increase in real estate
   taxes payable                                        (212,771)       168,683
  Increase in accrued interest payable                    23,320        215,125
  Decrease (increase) in other assets                     16,549        (53,289)
  Increase (decrease) in other liabilities               478,570        (73,026)
  Increase in due to General Partner
   and its affiliates                                     29,098              0
                                                       ---------      ---------
  Total adjustments                                      907,680        293,286
                                                       ---------      ---------
  Net cash provided by (used in)
   operating activities                                   94,223       (501,725)
                                                       ---------      ---------

Cash flows from investing activities:

  Investment in property                                  (1,165)             0
                                                       ---------      ---------

Cash flows from financing activities:

  Payments of mortgage notes                            (118,304)      (113,242)
  Advances pursuant to operating
   deficit guaranties                                          0        365,160
  Distribution to minority interest                         (358)             0
                                                       ---------      ---------
  Net cash (used in) provided by
   financing activities                                 (118,662)       251,918
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                       =======================
                                                           Three Months Ended
                                                                June 30,
                                                       -----------------------
                                                          1998          1997
                                                       -----------------------
Net decrease in cash and cash
  equivalents                                             (25,604)    (249,807)

Cash and cash equivalents at
  beginning of period                                     573,775      839,134
                                                       ----------     --------

Cash and cash equivalents at
  end of period                                        $  548,171     $589,327
                                                       ==========     ========

Supplemental disclosure of cash flow information:

  Interest paid                                        $1,027,869     $855,323
                                                       ==========     ========

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1998. Also, certain balances from prior periods have been reclassified to conform with the current financial statement presentation.

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the three month period ended March 31, and occupancy rates are as of March 31.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 2 - Related Parties

During their respective ownership periods, the General Partners and their affiliates have performed services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partners and their affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. In order to assist in the transition from Prudential-Bache Properties, Inc. ("PBP") to RCC Partners 96 L.L.C. (the "New GP" or "General Partner") as General Partner, the New GP has engaged PBP to perform certain of the forgoing services and paid PBP from amounts which would otherwise be payable to the New GP pursuant to the terms of the Partnership Agreement. These services terminated March 31, 1998. The costs and expenses incurred to the General Partner (prior to October 1, 1997 PBP and thereafter the New GP ) were:

                                                        ========================
                                                           Three Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1998             1997
                                                        ------------------------
Management fees                                         $58,310          $80,372
Local administrative fees                                 5,062            5,062
General and administrative                               18,247            8,552
                                                        -------          -------
                                                        $81,619          $93,986
                                                        =======          =======

At June 30, 1998, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates. Five of the Local Partnerships are owned by affiliates of the General Partner.

The Partnership maintained an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments through October 31, 1997.

Prudential Securities Incorporated, an affiliate of PBP, owns 56 BUC$ at June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations under Section 42 of the Internal Revenue Code in order to protect the related tax credits. The Partnership's primary source of funds is rental revenues which are fully utilized at the property level. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made guarantees with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to deficit guaranty agreements. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. As of June 30, 1998, there is still an operating deficit guaranty agreement in effect at Papillion Heights.

The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner for the initial guaranty period under the Summer Creek Villas operating deficit guaranty agreement (which expired on December 31, 1996) was $3,392,000, of which $2,742,000 was funded. Of the total funded, the Local General Partner has elected to treat $1,933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period which commenced August 1996 and expires July 1999. The maximum funding obligation during this second guaranty period is $924,000. Through June 30, 1998, the entire obligation has been funded pursuant to this second guaranty period. As of June 30, 1998, the financial statements of the Partnership include approximately $809,000 as "Due to general partners and affiliates of local partnerships" for the two guaranty periods under the Summer Creek Villas operating deficit guaranty agreement due to the three-month lag in recording the financial information of the Local Partnerships. The Local General Partner is currently reviewing different alternatives to improve property cash flow and reduce operating deficits. Also the management agent has been replaced so as to implement a new strategy for increasing property performance.

The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date. In addition, the Partnership's financial statements as of June 30, 1998 also reflect payables of $150,000 under operating deficit guaranty agreements at Hubbard's Ridge and Hill Top Homes, which have expired.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the three month periods ended March 31. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Net operating income before debt service and depreciation of the Local Partnerships was as follows:

                                                     ===========================
                                                          Three Months Ended
                                                               June 30,
                                                     ---------------------------
                                                       1998               1997
                                                     ---------------------------
Property

Hubbard's Ridge                                      $ 64,000           $ 18,000
Cutler Canal II                                       127,000             99,000
Diamond Street                                         28,000              8,000
Papillion Heights                                      29,000             52,000
Hill Top Homes                                         48,000             99,000
Summer Creek Villas                                   381,000            488,000
Brookland Park Plaza                                   52,000             57,000
Compton Townhouses                                     35,000             46,000
                                                     --------           --------

                                                     $764,000           $867,000
                                                     ========           ========

Rental income decreased $105,000 for the three months ended June 30, 1998 as compared to 1997 mainly as a result of decreases at Summer Creek Villas and Papillion due to lower occupancies.

Partnership management fees decreased approximately $22,000 for the three months ended June 30, 1998 as compared to 1997 primarily due to a reduction of the fee for participating interest of the invested assets from 0.5% to 0.375% annually.

Property Information

Occupancies at the Local Partnerships were as follows:

                                                          =====================
                                                                March 31,
                                                          ---------------------
                                                          1998             1997
                                                          ---------------------
Property

Hubbard's Ridge                                             91%              83%
Cutler Canal II                                             92               94
Diamond Street                                              94               92
Papillion Heights                                           94              100
Hill Top Homes                                              90               95
Summer Creek Villas                                         89               86
Brookland Park Plaza                                        97               97
Compton Townhouses                                          95              100

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of June 28, 1998, except for a decrease in the occupancy rate to 82% at Hill Top Homes.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

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

            (b)   Reports on Form 8-K - None

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                                               By: RCC PARTNERS 96, L.L.C.,
                                                   General Partner

Date:  August 11, 1998

                                                   By: /s/ Alan P. Hirmes
                                                       ------------------
                                                       Alan P. Hirmes
                                                       Senior Vice President and
                                                       Chief Financial Officer
Date:  August 11, 1998

                                                   By: /s/ Glenn F. Hopps
                                                       ------------------
                                                       Glenn F. Hopps
                                                       Treasurer and
                                                       Chief Accounting Officer