Form 10-Q
period 1998-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 1998-11-13
CIK 850184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------ 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR
------ 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                        N/A
                                        ---
                         Former name, former address and
                former fiscal year, if changed since last report

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
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                September 30,       March 31,
                                                     1998              1998
                                                ------------       ------------
ASSETS
Investment in property:
Land                                            $  4,005,633       $  4,005,633
Buildings and improvements                        75,042,825         75,041,752
Accumulated depreciation                         (16,531,247)       (15,450,304)
                                                ------------       ------------
Net investment in property                        62,517,211         63,597,081
Cash and cash equivalents                            337,476            573,775
Cash and cash equivalents
held in escrow                                     1,725,842          1,550,131
Deferred financing costs, net                      2,724,652          2,861,272
Other assets                                         262,083            253,554
                                                ------------       ------------

Total Assets                                    $ 67,567,264       $ 68,835,813
                                                ============       ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage notes payable                          $ 45,391,214       $ 45,632,851
Accrued interest payable                           1,620,610          1,492,961
Other accrued expenses
and liabilities                                    2,207,972          1,411,705
Due to general partners and
affiliates of local partnerships                   2,558,522          2,558,522
Development fees payable                           1,579,709          1,579,709
Construction costs payable                           605,358            605,358
Real estate taxes payable                            441,741            498,390
Due to general partner and
its affiliates                                       285,229             59,930
                                                ------------       ------------

Total liabilities                                 54,690,355         53,839,426
                                                ------------       ------------

Minority interest in local
partnerships                                       2,475,992          2,872,312
                                                ------------       ------------

         See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (continued)
                                   (Unaudited)

                                                   September 30,      March 31,
                                                        1998            1998
                                                   -----------       -----------
PARTNERS' CAPITAL
Limited partners (38,125 BUC$
issued and outstanding)                              9,600,191        11,314,733
General partner (1 BUC
issued and outstanding)                                800,726           809,342
                                                   -----------       -----------
Total Partners' Capital                             10,400,917        12,124,075
                                                   -----------       -----------
Total Liabilities and Partners'
Capital                                            $67,567,264       $68,835,813
                                                   ===========       ===========


         See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                           Three Months Ended               Six Months Ended
                              September 30,                    September 30,
                           1998             1997           1998           1997
                         -----------    -----------    -----------    -----------
Revenues
Rental income            $ 2,124,828    $ 2,098,850    $ 4,093,893    $ 4,173,273
Other income                 147,068         92,738        296,441        230,766
Interest income                4,098          3,435          8,723          9,098
                         -----------    -----------    -----------    -----------
                           2,275,994      2,195,023      4,399,057      4,413,137
                         -----------    -----------    -----------    -----------

Expenses
Interest                   1,124,453      1,052,941      2,175,642      2,140,709
Depreciation and
amortization                 606,870        612,825      1,217,563      1,236,453
Operating and other          159,864        167,213        379,061        382,058
Taxes and insurance          280,295        281,942        571,039        581,395
Repairs and
maintenance                  566,255        370,170        931,046        739,536
General and
administrative               492,281        477,121        951,316        896,625
Partnership
management fees               60,422         81,311        118,732        161,683
Property
management fees               88,270         86,416        173,778        174,659
                         -----------    -----------    -----------    -----------
                           3,378,710      3,129,939      6,518,177      6,313,118
                         -----------    -----------    -----------    -----------

Loss before minority
interest                  (1,102,716)      (934,916)    (2,119,120)    (1,899,981)
Minority interest in
loss of
local partnerships           193,015        166,412        395,962        336,466
                         -----------    -----------    -----------    -----------
Net loss                 $  (909,701)   $  (768,504)   $(1,723,158)   $(1,563,515)
                         ===========    ===========    ===========    ===========
Allocation of Net Loss
Limited partners         $  (905,152)   $  (760,819)   $(1,714,542)   $(1,547,880)
                         ===========    ===========    ===========    ===========
General partner          $    (4,549)   $    (7,685)   $    (8,616)   $   (15,635)
                         ===========    ===========    ===========    ===========
Net loss per limited
partner BUC              $    (23.74)   $    (19.96)   $    (44.97)   $    (40.60)
                         ===========    ===========    ===========    ===========


         See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                      Limited         General
                          BUC$        Partners         Partner          Total
                     ------------   ------------    ------------    ------------
Partners' capital
March 31, 1998             38,126   $ 11,314,733    $    809,342    $ 12,124,075

Net loss                        0     (1,714,542)         (8,616)     (1,723,158)
                     ------------   ------------    ------------    ------------

Partners' capital-
September 30, 1998         38,126   $  9,600,191    $    800,726    $ 10,400,917
                     ============   ============    ============    ============

         See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                               Six Months Ended
                                                 September 30,
                                            1998           1997
                                        -----------    -----------
Cash flows from operating activities:

Net loss                                $(1,723,158)   $(1,563,515)
                                        -----------    -----------
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

Depreciation and amortization             1,217,563      1,236,453
Minority interest in loss of
local partnerships                         (395,962)      (336,466)
Increase in cash held in escrow            (175,711)      (609,843)
(Decrease) increase in real estate
taxes payable                               (56,649)       331,071
Increase in accrued interest payable        127,649         75,836
Increase in other assets                     (8,529)       (30,964)
Increase in other liabilities               796,267        245,810
Increase in due to General Partner
and its affiliates                          225,299              0
                                        -----------    -----------
Total adjustments                         1,729,927        911,897
                                        -----------    -----------
Net cash provided by (used in)
operating activities                          6,769       (651,618)
                                        -----------    -----------

Cash flows from investing activities:

Investment in property                       (1,073)      (143,309)
                                        -----------    -----------

Cash flows from financing activities:

Payments of mortgage notes                 (241,637)      (241,658)
Advances pursuant to operating
deficit guaranties                                0        919,639
Distribution to minority interest              (358)             0
                                        -----------    -----------
Net cash (used in) provided by
financing activities                       (241,995)       677,981
                                        -----------    -----------

         See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                        Six Months Ended
                                                           September 30,
                                                       1998            1997
                                                    -----------    -----------
Net decrease in cash and cash
equivalents                                            (236,299)      (116,946)

Cash and cash equivalents at
beginning of period                                     573,775        839,134
                                                    -----------    -----------

Cash and cash equivalents at
end of period                                       $   337,476    $   722,188
                                                    ===========    ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:
Capital contribution resulting
from forgiveness of debt by
general partner and its affiliates                  $         0    $ 1,048,871
                                                    ===========    ===========

Interest paid                                       $ 2,047,993    $ 2,039,886
                                                    ===========    ===========

         See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the six month periods ended June 30, and occupancy rates are as of June 30.

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP") and commencing on October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes referred to as the "General Partner" or "General Partners" as the context requires.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 2 - Related Parties

During their respective ownership periods, the General Partners and their affiliates have performed services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partners and their affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. In order to assist in the transition from PBP to the New GP as General Partner, the New GP engaged PBP to perform certain of the forgoing services and paid PBP from amounts which would otherwise be payable to the New GP pursuant to the terms of the Partnership Agreement. These services terminated March 31, 1998. The costs and expenses incurred to the General Partner were:

                         Three Months Ended     Six Months Ended
                            September 30,         September 30,
                          1998      1997        1998       1997
Management fees        $ 60,422   $ 81,311   $118,732   $161,683
Local administrative
fees                      5,062      5,062     10,124     10,124
General and adminis-
trative                  30,036     34,000     48,283     42,552
                       --------   --------   --------   --------

                       $ 95,520   $120,373   $177,139   $214,359
                       ========   ========   ========   ========

At September 30, 1998, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates. Five of the Local Partnerships general partners are owned by affiliates of the New GP.

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

At the Local Partnership level, the Local General Partner at Papillion Heights has made a guarantee with respect to the Local Partnerships which, under certain circumstances, require their funding cash flow deficits pursuant to the deficit guaranty agreement. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date.

The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner for the initial guaranty period under the Summer Creek Villas operating deficit guaranty agreement (which expired on December 31, 1996) was $3,392,000, of which $2,742,000 was funded. Of the total funded, the Local General Partner has elected to treat $1,933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period which commenced August 1996 and expires July 1999. The maximum funding obligation during this second guaranty period is $924,000. Through September 30, 1998, the entire obligation has been funded pursuant to this second guaranty period. As of September 30, 1998, the financial statements of the Partnership include approximately $809,000 as "Due to general partners and affiliates of local partnerships" for the two guaranty periods under the Summer Creek Villas operating deficit guaranty agreement due to the three-month lag in re-cording the financial information of the Local Partnerships. The Local General Partner is currently reviewing different alternatives to improve property cash flow and reduce operating deficits. Also the management agent has been replaced so as to implement a new strategy for increasing property performance.

The Local Partnerships have generated net operating income before debt service and depreciation of $1,531,000 and $1,736,000 for the six months ended September 30, 1998 and 1997, respectively. Debt service payments (principal and interest) made during the same periods were $2,289,000 and $2,282,000, respectively.

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane georges on the portfolio.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the six month periods ended June 30. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased $26,000 and decreased $79,000 for the three and six months ended September 30, 1998 as compared to 1997. The increase for the three months is primarily due to an increase in occupancy at Summer Creek Villas. The decrease for the six months is primarily due to a decrease in occupancy at Hill Top Homes partially offset by an increase in occupancy at Summer Creek Villas.

Other income increased $54,000 and $66,000 for the three and six months ended September 30, 1998 as compared to 1997 due to an increase in application and termination fees received at Summer Creek Villas for screening new tenants.

Repairs and maintenance increased $196,000 and $192,000 for the three and six months ended September 30, 1998 as compared to 1997 due to repavement of the parking lot, carpet replacement, and landscaping performed at Summer Creek Villas.

Partnership management fees decreased approximately $21,000 and $43,000 for the three and six months ended September 30, 1998 as compared to 1997 primarily due to a reduction of the fee for participating interest of the invested assets from 0.5% to 0.375% annually.

Property Information

Occupancies at the Local Partnerships were as follows:

                                                           June 30,
                                                   1998              1997
                                                   ----              ----
Property

Hubbard's Ridge                                     87%               93%
Cutler Canal II                                     95                93
Diamond Street                                      92                96
Papillion Heights                                   98                96
Hill Top Homes                                      82                97
Summer Creek Villas                                 96                82
Brookland Park Plaza                                96                99
Compton Townhouses                                  92               100


(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of October 4, 1998, except for an increase in the occupancy rate to 92% at Hill Top Homes and 100% at Diamond Street.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partner has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Part-nership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                              By:   RCC PARTNERS 96, L.L.C.,
                                    General Partner

Date:  November 11, 1998

                                    By:  /s/ Alan P. Hirmes
                                         --------------------------------
                                         Alan P. Hirmes
                                         Senior Vice President and
                                         Chief Financial Officer
Date:  November 11, 1998

                                    By:  /s/ Glenn F. Hopps
                                         --------------------------------
                                         Glenn F. Hopps
                                         Treasurer and
                                         Chief Accounting Officer