Form 10-Q
period 1998-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 1999-01-27
CIK 850184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
             ------------------------------------------------------
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

                                       N/A
                -------------------------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                      December 31,     March 31,
                                         1998            1998
                                     ------------    ------------
ASSETS
Investment in property:
Land                                 $  4,005,633    $  4,005,633
Buildings and improvements             75,042,825      75,041,752
Accumulated depreciation              (17,081,717)    (15,450,304)
                                     ------------    ------------
Net investment in property             61,966,741      63,597,081
Cash and cash equivalents                 398,658         573,775
Cash and cash equivalents
  held in escrow                        1,983,191       1,550,131
Deferred financing costs, net           2,656,343       2,861,272
Other assets                              200,698         253,554
                                     ------------    ------------

Total Assets                         $ 67,205,631    $ 68,835,813
                                     ============    ============



                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (continued)
                                   (Unaudited)

                                      December 31,     March 31,
                                         1998            1998
                                     ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage notes payable               $ 45,264,886    $ 45,632,851
Accrued interest payable                1,460,592       1,492,961
Other accrued expenses
  and liabilities                       2,604,565       1,411,705
Due to general partners and
  affiliates of local partnerships      2,578,838       2,558,522
Development fees payable                1,579,709       1,579,709
Construction costs payable                605,358         605,358
Real estate taxes payable                 608,050         498,390
Due to general partner and
  its affiliates                     $    539,700          59,930
                                     ------------    ------------

Total liabilities                      55,241,698      53,839,426
                                     ------------    ------------

Minority interest in local
  partnerships                          2,324,036       2,872,312
                                     ------------    ------------

PARTNERS' CAPITAL

Limited partners (38,125 BUC$
  issued and outstanding)               8,842,976      11,314,733
General partner (1 BUC
  issued and outstanding)                 796,921         809,342
                                     ------------    ------------
Total Partners' Capital                 9,639,897      12,124,075
                                     ------------    ------------
Total Liabilities and Partners'
  Capital                            $ 67,205,631    $ 68,835,813
                                     ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                              Three Months Ended              Nine Months Ended
                                  December 31,                    December 31,
                             1998            1997            1998             1997
                         ------------    ------------    -----------     ------------
Revenues
Rental income            $  2,273,683    $  2,053,426    $  6,554,365    $  6,226,699
Other income                  189,613          97,638         486,054         328,404
Interest income                 2,786           9,513          11,509          18,611
                         ------------    ------------    ------------    ------------
                            2,466,082       2,160,577       7,051,928       6,573,714
                         ------------    ------------    ------------    ------------

Expenses
Interest                      989,868       1,072,237       3,165,510       3,212,946
Depreciation and
  amortization                618,779         616,478       1,836,342       1,852,931
Operating and other           199,662         191,820         578,723         573,878
Taxes and insurance           275,192         287,325         846,231         868,720
Repairs and
  maintenance                 464,116         552,763       1,395,162       1,292,299
General and
  administrative              680,063         480,092       1,818,168       1,376,717
Partnership
  management fees              59,718          59,718         178,450         221,401
Property
  management fees              91,660          89,490         265,438         264,149
                         ------------    ------------    ------------    ------------
                            3,379,058       3,349,923      10,084,024       9,663,041
                         ------------    ------------    ------------    ------------

Loss before minority
  interest                   (912,976)     (1,189,346)     (3,032,096)     (3,089,327)
Minority interest in
  loss of
  local partnerships          151,956         217,353         547,918         553,819
                         ------------    ------------    ------------    ------------
Net loss                 $   (761,020)   $   (971,993)   $ (2,484,178)   $ (2,535,508)
                         ============    ============    ============    ============

Allocation of Net Loss
Limited partners         $   (757,215)   $   (967,133)   $ (2,471,757)   $ (2,515,013)
                         ============    ============    ============    ============
General partner          $     (3,805)   $     (4,860)   $    (12,421)   $    (20,495)
                         ============    ============    ============    ============
Net loss per limited
  partner BUC            $     (19.86)   $     (25.37)   $     (64.83)   $     (65.97)
                         ============    ============    ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                        Limited        General
                            BUC$        Partners       Partner        Total
                           ------      -----------     --------    -----------
Partners' capital
  March 31, 1998           38,126      $11,314,733     $809,342    $12,124,075

Net loss                        0       (2,471,757)     (12,421)    (2,484,178)
                           ------      -----------     --------    -----------

Partners' capital-
  December 31, 1998        38,126      $ 8,842,976     $796,921    $ 9,639,897
                           ======      ===========     ========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Nine Months Ended
                                                           December 31,
                                                        1998           1997
                                                    -----------    -----------
Cash flows from operating activities:
Net loss                                            $(2,484,178)   $(2,535,508)
                                                    -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

Depreciation and amortization                         1,836,342      1,852,931
Minority interest in loss of
  local partnerships                                   (547,918)      (553,819)
Increase in cash held in escrow                        (433,060)      (949,499)
Increase in real estate
  taxes payable                                         109,660        520,738
(Decrease) increase in accrued
  interest payable                                      (32,369)       317,366
Decrease (increase) in other assets                      52,856        (23,609)
Increase in other liabilities                         1,192,860        468,529
Increase in due to General Partner
  and its affiliates                                    479,770              0
Increase in due to general
  partners and affiliates
  of local partnerships                                  20,316              0
                                                    -----------    -----------
Total adjustments                                     2,678,457      1,632,637
                                                    -----------    -----------
Net cash provided by (used in)
  operating activities                                  194,279       (902,871)
                                                    -----------    -----------

Cash flows from investing activities:
Investment in property                                   (1,073)      (318,247)
                                                    -----------    -----------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)


                                                        Nine Months Ended
                                                           December 31,
                                                        1998           1997
                                                    -----------    -----------
Cash flows from financing activities:
Payments of mortgage notes                             (367,965)      (333,234)
Advances pursuant to operating
  deficit guaranties                                          0      1,224,927
Distribution to minority interest                          (358)             0
                                                    -----------    -----------
Net cash (used in) provided by
  financing activities                                 (368,323)       891,693
                                                    -----------    -----------

Net decrease in cash and cash
  equivalents                                          (175,117)      (329,425)

Cash and cash equivalents at
  beginning of period                                   573,775        839,134
                                                    -----------    -----------

Cash and cash equivalents at
  end of period                                     $   398,658    $   509,709
                                                    ===========    ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:
Capital contribution resulting
  from forgiveness of debt by
  general partner and its affiliates                $         0    $ 1,048,871
                                                    ===========    ===========

Interest paid                                       $ 3,197,879    $ 2,843,644
                                                    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the nine month periods ended September 30, and occupancy rates are as of September 30.

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP") and commencing on October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes referred to as the "General Partner" or "General Partners" as the context requires.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

Note 2 - Related Parties

During their respective ownership periods, the General Partners and their affiliates have performed services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partners and their affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. In order to assist in the transition from PBP to the New GP as General Partner, the New GP engaged PBP to perform certain of the forgoing services and paid PBP from amounts which would otherwise have been payable to the New GP pursuant to the terms of the Partnership Agreement. These services terminated March 31, 1998. The costs and expenses incurred to the General Partner were:

                              Three Months Ended              Nine Months Ended
                                 December 31,                    December 31,
                             1998            1997            1998            1997
                         ------------    ------------    ------------    ------------
Management fees          $     59,718    $     59,718    $    178,450    $    221,401
Local administrative
  fees                          5,062           5,062          15,186          15,186
General and adminis-
  trative                      31,837           3,000          80,120          45,552
                         ------------    ------------    ------------    ------------

                         $     96,617    $     67,780    $    273,756    $    282,139
                         ============    ============    ============    ============

At December 31, 1998, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates. Five of the Local Partnerships general partners are owned by affiliates of the New GP.

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

At the Local Partnership level, the Local General Partner at Papillion Heights has made a guarantee with respect to the Local Partnership which, under certain circumstances, requires the Local General Partner to fund cash flow deficits pursuant to the deficit guaranty agreement. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date.

The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner for the initial guaranty period under the Summer Creek Villas operating deficit guaranty agreement (which expired on December 31, 1996) was $3,392,000, of which $2,742,000 was funded. Of the total funded, the Local General Partner has elected to treat $1,933,000 as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period which commenced August 1996 and expires July 1999. The maximum funding obligation during this second guaranty period is $924,000. Through December 31, 1998, the entire obligation has been funded pursuant to this second guaranty. As of December 31, 1998, the financial statements of the Partnership include approximately $809,000 as "Due to general partners and affiliates of local partnerships" for the two guaranty periods under the Summer Creek Villas operating deficit guaranty agreement due to the three-month lag in recording the financial information of the Local Partnerships. The Local General Partner is currently reviewing different alternatives to improve property cash flow and reduce operating deficits. Also the management agent has been replaced so as to implement a new strategy for increasing property performance.

The Local Partnerships have generated net operating income before debt service and depreciation of $2,476,000 and $2,515,000 for the nine months ended December 31, 1998 and 1997, respectively. Debt service payments (principal and interest) made during the same periods were $3,566,000 and $3,177,000, respectively.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the nine month periods ended September 30. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased $220,000 and $328,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997, primarily due to an increase in occupancy at Summer Creek Villas.

Other income increased $92,000 and $158,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 due to an increase in application and termination fees received at Summer Creek Villas for screening new tenants.

Repairs and maintenance decreased $89,000 for the three months ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to higher general maintenance costs incurred in 1997 at Cutler Canal II, Hill Top Homes, and Brookland Park Plaza.

General and administrative increased $200,000 and $441,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 due to increases in marketing and legal expenses at Summer Creek Villas and increased legal and administrative fees at the Partnership level.

Partnership management fees decreased $43,000 for the nine months ended December 31, 1998 as compared to the corre-sponding period in 1997 primarily due to a reduction of the fee for participating interest of the invested assets from 0.5% to 0.375% annually.

Property Information

Occupancies at the Local Partnerships were as follows:

                                September 30,
                           1998              1997
                           ----              ----
Property

Hubbard's Ridge             92%               91%
Cutler Canal II             95                97
Diamond Street              98                98
Papillion Heights           94                92
Hill Top Homes              92                92
Summer Creek Villas         91                84
Brookland Park Plaza        96                99
Compton Townhouses          97               100

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of January 3, 1999, except for a decrease in the occupancy rate to 74% at Summer Creek Villas due to the implementation of an aggressive lease management program and slower leasing during the holiday period.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partners are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed in early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                              PATRIOT TAX CREDIT PROPERTIES L.P.
                                         (Registrant)

                              By: RCC PARTNERS 96, L.L.C.,
                                  General Partner

Date:  January 26, 1999

                                  By: /s/ Alan P. Hirmes
                                      --------------------------------
                                      Alan P. Hirmes
                                      Senior Vice President and
                                      Chief Financial Officer
Date:  January 26, 1999

                                  By: /s/ Glenn F. Hopps
                                      --------------------------------
                                      Glenn F. Hopps
                                      Treasurer and
                                      Chief Accounting Officer