Form 10-K
period 1999-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 1999-06-23
CIK 850184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-20638

PATRIOT TAX CREDIT PROPERTIES L.P.
(formerly known as Prudential-Bache Tax Credit Properties L.P.)
(Exact name of registrant as specified in its charter)

Delaware                  	       13-3519080
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)

625 Madison Avenue, New York, New York	      10022
    (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
	None

Securities registered pursuant to Section 12(g) of the Act:
	Beneficial Unit Certificates
	(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
None

Index to exhibits may be found on page 55

PART I

Item 1.  Business.

General

Patriot Tax Credit Properties L.P. (the "Registrant"), a Delaware limited partnership, was formed on May 3, 1989 and will terminate on December 31, 2029 unless terminated sooner under the provisions of the Amended and Re-stated Agreement of Limited Partnership (the "Partnership Agreement"). The Registrant was formed to invest in low-income, multi-family residential com-plexes ("Apartment Complexes" or "Properties") and, to a lesser extent, in historic apartment complexes undergoing rehabilitation ("Historic Complexes" or "Properties") through the acquisition of interests (the "Local Partnership Interests") in local partnerships (the "Local Partnerships") that are the owners of the Properties. These investments were made with proceeds from the initial sale of 38,125 Beneficial Unit Certificates ("BUC$"). The Regis-trant's fiscal year for tax and financial reporting purposes ends on December 31 and March 31, respectively.

The primary objectives of the Registrant are to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended ("Housing Tax Credits") over the credit pe-riod for each Property in which the Registrant has invested and to a lesser extent, historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Housing Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partner-ships owning then newly constructed or existing structures that have under-gone substantial rehabilitation. The Local Partnerships in which the Regis-trant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related tax credits. It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow to provide distributions to the limited partners.

The Registrant expects that in order to avoid recapture of Housing Tax Cred-its, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period and may be substantially longer.

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

The Registrant acquired its Local Partnership Interest in each Local Partner-ship by purchasing it directly from the existing limited and/or general part-ner of the Local Partnership. In each of the Registrant's investments, the Local General Partner of the Local Partnership owning the complex was re-quired to provide personal guarantees and/or establish cash escrows, finan-cial bonds and/or letters of credit to protect the Registrant against, among other things, the failure to meet certain operating criteria.

The Registrant is engaged solely in the business of investing in Local Part-nerships that own Properties; therefore, presentation of industry segment in-formation is not applicable. For more information regarding the Properties, see Item 2 Properties. For more information regarding the Registrant's op-erations, see Item 7 Management's Discussion and Analysis of Financial Condi-tion and Results of Operations.

One Property had rental income which exceeded 15% of the Registrant's total revenue. Rental income from Palm Beach Apartments Ltd. ("Summer Creek Vil-las") as a percentage of the Registrant's total revenue was 53.57%, 53.45% and 43.8% during the years ended March 31, 1999, 1998 and 1997, respectively. In September 1997, the Local General Partner for Summer Creek Villas decided to divide the apartment complex into two individual entities called the Ar-bors and the Crossings.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 1999.

General Partner
On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ("Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Registrant and also serve as general or co-general partner of five of the eight Local Partnerships in which the Registrant has an interest. The Registrant's agreement of limited partnership (the "Partnership Agreement") was amended to reflect this with-drawal and admission and authorized PBP to transfer and assign its interest in the Registrant to the New GP and to withdraw from the Registrant. The terms of the transaction are more fully described in the Registrant's Information Statement dated June 18, 1997 (the "Information Statement"), which was previ-ously distributed to all partners of the Registrant.

Pursuant to the Purchase Agreement, P-B Tax Credit S.L.P. ("PBSLP") withdrew as special limited partner of each of the Local Partnerships and was replaced by Independence SLP L.P. (the "New SLP"), an affiliate of RCC. All special limited partnership interests in the Local Partnerships were transferred to the New SLP. Also pursuant to the Purchase Agreement, Prudential-Bache Inves-tor Services II, Inc. ("P-B II") withdrew as assignor limited partner of the Partnership and was replaced by Related Insured BUC$ Associates, Inc., an af-filiate of RCC, (the "New ALP"). All assignor limited partnership interests in the Registrant were transferred to the New ALP.

The New GP is a Delaware limited liability company which was formed in July 1996, and is owned and controlled by the partners of RCC. The New GP will only have a specified net worth, if any, as may be necessary for the Regis-trant to be treated as a Registrant for federal income tax purposes.

Affiliates of the New GP and RCC have had significant involvement with the Registrant and the Local Partnerships, of which five are owned by RCC affili-ates. During the acquisition phase of the Registrant's operation, among other services, affiliates of RCC provided various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services included the iden-tification, evaluation, negotiation and closing of certain of the Registrant's investments for which RCC was paid a portion of the acquisition fees and ex-penses paid to PBP.

RCC in the past provided, and will continue to provide ongoing monitoring services with respect to the Registrant's investments pursuant to the Property Investment Monitoring Agreement for which RCC in the past received from PBP a portion of the partnership management fee payable to PBP and an annual expense allowance of up to $1,300 per site visit (after the initial four site visits).

Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

(a) amended to change the name of the Registrant to "Patriot Tax Credit Prop-erties L.P.", a Delaware Limited Partnership. The Registrant's new place of business is 625 Madison Avenue, New York, New York 10022.

(b) amended to confirm that PBP continues to be party to the indemnification provisions set forth in the Partnership Agreement.

(c) amended to reflect: (1) the reduction in the General Partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the General Partner's residual interest in the Registrant comprised of (i) subordinated interest in disposi-tion proceeds and (ii) interest in distributions of sale or refinancing pro-ceeds; and (3) corresponding reductions in the General Partner's interest in profits and losses. Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Registrant and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,034,498 as of September 30, 1997 and is reflected in the Consoli-dated Statement of Changes in Partners' Capital as a capital contribution.

Competition
The General Partner has formed various entities to engage in businesses that may be competitive with the Registrant.

The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives tax credits may be subject to competition relating to rental rates and amenities from comparable neighbor-ing properties.

Employees
The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursu-ant to the Partnership Agreement. See Notes 1, 3 and 6 to the consolidated financial statements set forth in Item 8.

Item 2.  Properties.

As of March 31, 1999, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:
                 Registrant's
                                           Open            Low-Income
                           Open            Occupancy       Housing Tax Credit
                Number     Rents as of     Rate as of      for the Year Ended
Property (a)    of Units   June 1, 1999    June 1, 1999    December 31, 1998
RMB Limited
Partnership         196   $405-$650   94%  $395,768
(Hubbard's Ridge)
Garland, TX
Cutler Canal II     216    435-611    98    896,700
Associates, Ltd.
Miami, FL
Diamond Street
Venture              48    473-540    90    282,288
Philadelphia, PA
Papillion Heights    48    440-460    98    173,661
Apartments L.P.
Papillion, NE
Hill Top Homes      171    505-690    96    616,545
Apartments
Limited Partnership
Arlington, TX
Palm Beach          770    499-699    64    2,241,160
Apartments, Ltd.
(Summer Creek Villas)
West Palm Beach, FL
Brookland Park Plaza 77        520    99      429,238
Limited Partnership
Richmond, VA
Compton Townhouses   39    639-675    95      205,620
Limited Partnership
Cincinnati, OH
                                           $5,240,980

(a) At March 31, 1999, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Town-houses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

Hubbard's Ridge is comprised of seven separate three-story buildings on ap-proximately 6.5 acres. The buildings are wood-framed structures on post-tensioned flat slab grade foundations and have white stucco exteriors with asphalt shingles on sloped roofs. Each building contains an average of 28 units. The unit mix consists of 164 one-bedroom units ranging in size from 657 square feet to 783 square feet and 32 two-bedroom units ranging in size from 1,145 square feet to 1,167 square feet.

Cutler Canal II is comprised of 216 units in 13 two-story garden-style resi-dential buildings on approximately 9.4 acres. It borders on a Metro-Dade Wa-ter Management District Canal on the east with approximately 1,200 square feet of frontage giving certain units waterfront views. Each building has a laundry room and two storage rooms. There are three basic floor plans with sizes ranging from 700 square feet for a one-bedroom apartment to 1,100 square feet for a three-bedroom unit.

Diamond Street consists of 48 units in 16 buildings. The buildings are three-story brownstone row houses with historic features and similar layouts. Of the 48 apartment units, 46 are two-bedroom apartment units and two are ef-ficiency apartment units.

Papillion Heights consists of two buildings, each containing 24 units. The buildings are 2 1/2 stories of wood frame and brick exterior with pitched roofs. Of the total 48 apartment units, two are one-bedroom units and 46 are two-bedroom units.

Hill Top Homes is comprised of a two-story building surrounded by 13 one-story fourplexes which are brick with wood siding and pitched roofs. The buildings are surrounded by a security gate of brick columns and wrought iron fencing with a guard house at the entrance. Of the total 171 apartment units, 18 are three-bedroom/one bath apartment units each comprising approxi-mately 925 square feet; 52 are two-bedroom/two bath apartment units each com-prising approximately 1,100 square feet; 98 are two-bedroom/one bath apart-ment units each comprising approximately 936 square feet; and three are one-bedroom/one bath apartment units each comprising approximately 1,000 square feet.

Summer Creek Villas consists of 61 concrete block and stucco buildings hous-ing 770 apartment units situated on approximately 60 acres of residential-planned unit-development zoned land. 182 of the units are one-bedroom/one-bath apartments, each comprising 570 square feet; 372 are two-bedroom/one-bath apartments, each comprising 773 square feet; 144 are three-bedroom/two-bath apartments, each comprising 980 square feet; and 72 are three-bedroom/two-bath villa units, each comprising 1,050 square feet. In Septem-ber 1997, the Local General Partner for Summer Creek Villas decided to divide the apartment complex into two individual entities called the Arbors and the Crossings.

Brookland Park Plaza is a three-level brick building and is a registered his-toric landmark. The building is comprised of stucco and brick exterior and a sloped red glazed tile roof. It is a 77-unit development with 68,564 net rentable square feet. All 77 units are one-bedroom apartment units each com-prising approximately 890 square feet. Each unit contains a refrigerator, range oven, carpeting and air-conditioning. Brookland Park Plaza also main-tains a community room for tenants.

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

Item 3.  Legal Proceedings

In late November 1997, Bond Purchase LLC ("Bond Purchase") demanded certain information with respect to the holders of Units. Although Bond Purchase initially advanced other purposes for its request, Bond Purchase ultimately stated that the purpose of its demand was to assist Bond Purchase in making an offer to Unit holders to purchase 5% or less of the outstanding Units of the Registrant. In December 1997, the Registrant responded by, among other things, informing Bond Purchase that the Registrant would not make the re-quested information available to Bond Purchase unless Bond Purchase agreed to certain conditions intended to protect the Registrant and its investors. In February 1998, Bond Purchase filed a complaint in Missouri State Court against the Registrant and its general partner. The defendants moved to dis-miss the Missouri action on the grounds, inter alia, that the Court lacked jurisdiction over the defendants and on August 21, 1998 the Court granted de-fendant's motion and entered judgment dismissing the Missouri action. In September 1998, Bond Purchase commenced a new action in the Delaware Court of Chancery against the Registrant and its general partner seeking money dam-ages, declaratory and injunctive relief. Bond Purchase subsequently withdrew its demand for money damages in that Delaware action. In December 1998, the case was tried before Vice Chancellor Myron Steele of the Delaware Court of Chancery. Following post-trial briefing and oral argument, the case is awaiting decision by the Delaware court.

Item 4.  Submission of Matters to a Vote of Limited Partners

None.

PART II

Item 5.  Market for the Registrant's BUC$ and Related Limited Partner Matters

As of June 1, 1999, there were 2,259 holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A signifi-cant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Part-nership Agreement; however, the Registrant has paid no distributions from op-erations or otherwise since inception. No distributions are anticipated in the foreseeable future.

There continues to be a number of requests for the list of BUC$ holders of limited partnerships such as the Registrant. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BUC$ in the Registrant and seeks the list for an improper purpose, a purpose that is not in the best interest of the Registrant or is harmful to the Registrant. In order to best serve and protect the interests of the Registrant and all of its investors, the General Partner of the Part-nership has adopted a policy with respect to requests for the Registrant's list of BUC$ holders. This policy is intended to protect investors from un-solicited and coercive offers to acquire BUC$ holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 6.  Selected Financial Data.

The following table presents selected financial data of the Registrant.  This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto set forth in Item 8.
For the Years ended March 31,
OPERATIONS
     1999        1998         1997        1996       1995
Rental and
other
income            $9,889,351  $9,517,723  $9,775,005  $9,783,022  $9,031,174

Interest
income           $    32,104  $   51,349  $   41,291  $   49,257  $   47,693

Interest
expense           $4,354,244  $4,362,919  $4,428,530  $4,448,986  $4,474,229

Depreciation
and
amortization
expenses          $2,428,529  $2,448,723  $2,517,547  $2,549,449  $2,640,262

Loss on
impairment
of assets         $        0  $        0  $        0  $        0  $2,700,000

Loss before
minority
interest      $(3,461,302) $(3,101,859) $(2,920,508) $(2,587,393) $(6,271,864)

Minority
interest in
loss of local
partnerships       $ 496,863  $  428,961  $   409,993  $   21,144 $  608,088

Net
loss      $(2,964,439)  $(2,672,898)  $(2,510,515)  $(2,166,249)  $(5,663,776)

Net loss
per limited
partner BUC$       $  (77.36)  $  (69.55)  $  (65.19)  $  (56.25)  $  (147.07)

Total
assets         $65,885,709  $68,835,813  $70,502,375  $72,944,919  $76,174,392

Mortgage
notes
payable        $45,127,197  $45,632,851  $46,099,028  $46,387,992  $46,529,512

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

The Registrant invested in eight Local Partnerships that are owners of af-fordable multi-family residential complexes. The Local Partnerships are op-erated in accordance with the rules and regulations under Section 42 of the Internal Revenue Code in order to protect the related tax credits. The Reg-istrant's primary source of funds is rental revenues which are fully utilized at the property level. As of March 31, 1999, there were no working capital reserves available to fund Registrant level expenses. The Registrant is de-pendent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Part-ner and these affiliates have agreed to continue such support for the fore-seeable future.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, require the Local General Partners and/or their affiliates to fund cash flow deficits. These operating deficit advances do not bear interest and are repayable by the Local Partner-ship in accordance with the respective deficit guaranty agreements. As of March 31, 1999, there was still an operating deficit guaranty agreement in effect at Papillion Heights.

The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined. Of the $170,000 maximum funding obligation, $40,000 has been funded to date. In addition, the Registrant's financial statements as of March 31, 1999 also reflect pay-ables of $271,000 under operating deficit guaranty agreements at Hubbard's Ridge and Hill Top Homes, which have expired.

The Summer Creek Villas Local Partnership continues to experience severe cash flow deficits. The maximum funding obligation of the Local General Partner for the initial guaranty period under the Summer Creek Villas operating defi-cit guaranty agreement (which expired on December 31, 1996) was $3,392,000, of which $1,818,160 was funded. Of the total funded, the Local General Part-ner has elected to treat the entire amount as non-repayable advances. The Local General Partner is also obligated to fund operating deficits during a second guaranty period which commenced August 1996 and expires July 1999.
The maximum funding obligation during this second guaranty period is $924,300. Through March 31, 1999, the entire obligation had been funded pur-suant to this second guaranty period, and the Local General Partner has elected to treat this entire amount as non-repayable advances. The Local General Partner is currently reviewing different alternatives to improve property cash flow and reduce operating deficits. Also the management agent was replaced in the summer of 1997 so as to implement a new strategy for in-creasing property performance.

The Local Partnerships have generated net operating income before debt serv-ice of $4,164,000, $4,182,000 and $4,489,000 for each of the three years ended March 31, 1999, 1998 and 1997, respectively. Debt service payments (interest and principal) made during the same periods were $4,651,000, $4,752,000 and $4,425,000, respectively.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the twelve-month periods ended December 31. Information disclosed below with respect to each Local Partnership is consistent with this method.

Fiscal 1999 vs. Fiscal 1998
Rental income increased approximately $333,000 for the year ended March 31, 1999 as compared to 1998 primarily due to increases of $197,000, $83,000 and $54,000 at Summer Creek Villas, Cutler Canal II and RMB, respectively, re-sulting from higher occupancies.

Repairs and maintenance increased approximately $227,000 for the year ended March 31, 1999 as compared to 1998 primarily due to an increase of $219,000 in maintenance costs for repaving, carpet and unit repairs, and interior painting incurred in 1998 at Summer Creek Villas.

General and administrative expenses increased $676,000 for the year ended March 31, 1999 as compared to 1998 primarily due to an increase in legal and administrative expenses at Summer Creek Villas of $180,000, and increased le-gal and administrative fees of $425,000 at the Partnership level.

Registrant management fees decreased $43,000 for the year ended March 31, 1999 as compared to 1998 primarily due to a reduction of the fee for partici-pating interest of the invested assets from 0.5% to 0.375% annually.

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

Results of Operation of a Certain Local Partnership

Summer Creek Villas Local Partnership
Summer Creek Villas Local Partnership has experienced declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, the Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate. This problem is further compounded by the increased costs in marketing the property to ef-fectively compete in the sub market. Further, rent levels are restricted based on countywide median income levels, which limit the maximum income that a prospective resident can earn and the maximum rents that can be charged. Summer Creek Villas has been further obligated, beginning in 1996, to repay significant amounts of principal on its mortgage.

During 1997, in an effort to improve occupancy, the Summer Creek Villas in-vested approximately $423,000 to improve the physical condition of the prop-erty. Such improvements primarily consisted of painting and pressure clean-ing of roofs, splitting the property in two phases with separate club houses and leasing offices, landscaping and individual unit upgrades.

Through a portion of 1997, the Local General Partner was obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guarantees aggregated $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guarantees to fund operations of $1,645,074. As of March 31, 1999, the Local General Part-ner has fully funded both operating deficit guarantees.

The Local General Partner plans to attempt a restructuring of Summer Creek Villas' debt, and is also exploring the possibility of raising additional capital. However, as of March 31, 1999, no definitive agreements have been reached regarding these plans.

As of March 31, 1999 and 1998, the consolidated financial statements include total assets of $35,322,723 and $36,986,624, respectively, total liabilities of $29,155,488 and $29,291,620, respectively, and a minority interest of $2,179,722 and $2,675,515, respectively, attributable to this subsidiary.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

Property Information
The Registrant currently holds interest in eight Local Partnerships.  The following schedule gives specific details about the related Properties.
                  Registrant's
                          Gross Carrying   Occupancy       Low-Income
                          Value of         Rate at         Housing Tax Credit
               Number     Property at      December 31,    for the Year Ended
Property (a)   of Units   March 31, 1999     1998 (c)      December 31, 1998
RMB Limited
Partnership        196    $  5,310,849    93%    $    395,768
(Hubbard's Ridge)
Garland, TX
Cutler Canal II    216    11,124,427    97    896,700
Associates, Ltd.
Miami, FL
Diamond Street
Venture (b)         48    2,887,715    96    282,288
Philadelphia, PA
Papillion Heights   48    2,206,424    94    173,661
Apartments L.P.
Papillion, NE
Hill Top Homes     171    8,103,624    92    616,545
Apartments
Limited Partnership
Arlington, TX
Palm Beach         770    40,832,871    75    2,241,160
Apartments, Ltd.
(Summer Creek Villas)
West Palm Beach, FL
Brookland Park
Plaza               77    6,449,682    99    429,238
Limited Partnership
Richmond, VA
Compton Townhouses  39      2,445,632    100        205,620
Limited Partnership
Cincinnati, OH
                          $79,361,224        $5,240,980

(a) At March 31, 1999, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Town-houses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

There were no significant changes in occupancies at the above properties as of June 1, 1999, except for a decrease at Palm Beach Apartments to 64% due to an increase in evictions to stabilize the tenant profile.

Net operating income before debt service of the Local Partnerships for each of the years in the three-year period ended March 31, 1999 was as follows:
            1999                  1998                  1997
Hubbard's Ridge         $227,000    $  196,000    $  192,000
Cutler Canal II          482,000    418,000    471,000
Diamond Street           131,000    55,000    54,000
Papillion Heights        109,000    108,000    113,000
Hill Top Homes           214,000    243,000    328,000
Summer Creek Villas    2,471,000    2,687,000    2,796,000
Brookland Park Plaza     373,000    337,000    377,000
Compton Townhouses       157,000       138,000       158,000

                      $4,164,000    $4,182,000    $4,489,000

Recent Financial Accounting Standards

The Financial Accounting Standards Board has recently issued several new ac-counting pronouncements. In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Re-lated Information, were issued. SFAS No. 130 establishes standards for re-porting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial state-ments. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accu-mulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial infor-mation is available that is evaluated regularly by the chief operating deci-sion maker in deciding how to allocate resources and in assessing perform-ance. Categories required to be reported as well as reconciled to the finan-cial statements are segment profit or loss, certain specific revenue and ex-pense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

SFAS No. 130 is disclosure related only and therefore will have no impact on the Registrant's financial position or results of operations and SFAS No. 131 does not apply.

In February 1998, FASB issued SFAS No. 132, "Employees' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Registrant does not directly have any employees and SFAS No. 132 is dis-closure related only and therefore will have no impact on the Registrant's financial position or results of operations.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Hedg-ing Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instru-ments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quar-ters of fiscal years beginning after June 15, 1999. The Registrant does not expect the adoption of this statement to have a significant impact on the Registrant's financial position or results of operations.

In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mort-gage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subse-quent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for se-curities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for all fiscal quar-ters beginning after December 15, 1998. The Registrant does not expect the adoption of this statement to have a significant impact on the Registrant's financial position or results of operations.

Year 2000 Compliance
The Registrant utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer in-formation systems to be year 2000 compliant and beyond. The year 2000 compli-ance issue concerns the inability of a computerized system to accurately rec-ord dates after December 31, 1999. The affiliate of the General Partner con-verted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partner are not being charged to the Registrant. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Registrant contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both elec-tronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluat-ing the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998.
The Registrant has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 is-sues and is evaluating these assurances for their adequacy and accuracy. In cases where the Registrant has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Registrant relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Other
There continues to be a number of requests for the list of BUC$ holders of limited partnerships such as the Registrant. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BUC$ in the Registrant and seeks the list for an improper purpose, a purpose that is not in the best interest of the Registrant or is harmful to the Registrant. In order to best serve and protect the interests of the Registrant and all of its investors, the General Partner of the Part-nership has adopted a policy with respect to requests for the Registrant's list of BUC$ holders. This policy is intended to protect investors from un-solicited and coercive offers to acquire BUC$ holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
                                                                  		Sequential
	                                                            	      Page
(a) 1.	Financial Statements

	Independent Auditors' Reports                                     	17

	Consolidated Statements of Financial Condition as of March 31,
1999 and 1998                                                      	38

	Consolidated Statements of Operations for the years ended March
31, 1999, 1998 and 1997	                                            39

	Consolidated Statements of Changes in Partners' Capital for the
years ended March 31, 1999, 1998 and 1997	                          40

	Consolidated Statements of Cash Flows for the years ended
	March 31, 1999, 1998 and 1997                                     	41

	Notes to Consolidated Financial Statements                        	42

INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries




We have audited the accompanying consolidated statement of financial condition of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 1999 and the related consolidated statements of operations, changes in partners' capital and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Partnership's management. Our re-sponsibility is to express an opinion on these consolidated financial state-ments based on our audit. We did not audit the financial statements of cer-tain consolidated subsidiaries, which statements reflect total assets of $16,160,694 as of March 31, 1999 and total revenues of $2,777,510 for the year ended March 31, 1999. The financial statements of these subsidiaries were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the information relating to these subsidiar-ies, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all ma-terial respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries at March 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted ac-counting principles.


REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 6, 1999

INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P.
(formerly known as Prudential-Bache Tax Credit Properties L.P.)
(A Delaware Limited Partnership)


We have audited the accompanying consolidated statements of financial condi-tion of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 1998 and the related consolidated statements of operations, changes in part-ners' capital and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on these fi-nancial statements based on our audits. We did not audit the financial state-ments of the consolidated subsidiaries, which statements reflect total assets of $68,716,116 as of March 31, 1998 and total revenues of $9,563,471 and $9,809,626 for the years ended March 31, 1998 and 1997, respectively. These statements were audited by other auditors whose reports thereon have been fur-nished to us, and our opinion, insofar as it relates to the amounts included for the consolidated subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all consolidated financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opin-ion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all ma-terial respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries at March 31, 1998 and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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


ANCHIN, BLOCK & ANCHIN LLP


New York, New York
May 14, 1998

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS
                                            March 31,
                                   1999                  1998
Investment in property:

Land                            $   4,005,633    $   4,005,633
Building and improvements          75,355,591    75,041,752
Accumulated depreciation          (17,604,303)    (15,450,304)

Net investment in property         61,756,921    63,597,081
Cash and cash equivalents             254,539    573,775
Cash and cash equivalents
held in escrow                      1,007,919    1,550,131
Deferred financing costs, net       2,587,637    2,861,272
Other assets                          278,693         253,554

Total assets                      $65,885,709    $68,835,813

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

Mortgage notes payable            $45,127,197    $45,632,851
Accrued interest payable            1,590,244    1,492,961
Other accrued expenses
and liabilities                     1,760,924    1,411,705
Due to general partners and
affiliates of local partnerships    3,091,695    2,558,522
Development fees payable            1,450,709    1,579,709
Construction costs payable            605,358    605,358
Real estate taxes payable             105,318    498,390
Due to General Partner
and its affiliates                    619,537           59,930

Total liabilities                  54,350,982    53,839,426

Minority interests in
local partnerships                  2,375,091      2,872,312

Partners' capital:

Limited partners (38,125 BUC$ issued
and outstanding)                    8,365,116    11,314,733
General partner (1 BUC$ issued
and outstanding)                      794,520         809,342

Total partners' capital             9,159,636    12,124,075

Total liabilities and
partners' capital                 $65,885,709    $68,835,813

See accompanying notes to consolidated financial statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                         Year Ended March 31,
                            1999                  1998                  1997
Revenues
Rental income            $  8,291,456    $  7,958,742    $  8,480,496
Other income                1,597,895    1,558,981    1,294,509
Interest income                32,104           51,349         41,291

                            9,921,455      9,569,072      9,816,296

Expenses
Interest                    4,354,244    4,362,919    4,428,530
Depreciation and
amortization                2,428,529    2,448,723    2,517,547
Operating and other           896,974    907,657    975,906
Taxes and insurance         1,051,509    1,134,224    1,210,641
Repairs and maintenance     1,524,090    1,297,005    1,399,907
General and administrative  2,531,475    1,855,565    1,429,859
Property management fees      359,176    385,127    481,839
Partnership management fees   236,760         279,711        292,575

                           13,382,757    12,670,931    12,736,804

Loss before minority
interest                   (3,461,302)    (3,101,859)    (2,920,508)
Minority interest in loss
of local partnerships         496,863         428,961        409,993

Net loss                 $ (2,964,439)    $ (2,672,898)    $ (2,510,515)

Allocation of net loss

Limited partners         $ (2,949,617)    $(2,651,716)    $(2,485,410)

General partner        $      (14,832)    $     (21,182)    $     (25,105)

Net loss per
limited partner BUC        $   (77.36)    $   (69.55)    $   (65.19)

See accompanying notes to consolidated financial statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       Limited    General
                          Total        Partners     Partner    BUC$
Partners' capital
(deficit) -
March 31, 1996        $16,272,990    $16,451,859    $  (178,869)    38,126

Net loss               (2,510,515)    (2,485,410)        (25,105)    0

Partners' capital
(deficit) -
March 31, 1997         13,762,475    13,966,449    (203,974)    38,126

Capital contribution    1,034,498    0    1,034,498    0

Net loss               (2,672,898)    (2,651,716)        (21,182)     0

Partners' capital
March 31, 1998         12,124,075    11,314,733    809,342    38,126

Net loss               (2,964,439)     (2,949,617)       (14,822)     0

Partners' capital
March 31, 1999       $  9,159,636    $  8,365,116    $  794,520    38,126

See accompanying notes to consolidated financial statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Year Ended March 31,
                        1999                  1998                  1997
Cash flows from
operating activities:
Net loss               $(2,964,439)    $(2,672,898)    $(2,510,515)
Adjustments to reconcile
net loss to net cash
  provided by (used in)
operating activities:
Depreciation and
amortization             2,428,529    2,448,723    2,517,547
Minority interest
in loss of
local partnerships        (496,863)    (428,961)    (409,993)
Forgiveness of debt       (154,500)    (154,500)    (154,500)
Decrease (increase)
in cash
held in escrow             542,212    (646,645)    (290,421)
(Decrease) increase
in real
estate taxes payable      (393,072)    380,195    30,906
Increase in accrued
interest payable            97,283    226,018    222,831
(Increase) decrease in
other assets               (26,034)    57,319    42,421
Increase in other accrued
expenses and
liabilities              1,083,201        692,663        667,691
Total adjustments        3,080,756     2,574,812     2,626,482

Net cash provided by (used in)
operating activities       116,317         (98,086)        115,967

Cash flows from
investing activities:
Investments in property   (313,839)    (458,194)    0
Decrease in Development
fees payable              (129,000)            0            0

Net cash used in
investing activities      (442,839)      (458,194)            0

Cash flows from
financing activities
Payments on mortgage
notes                     (505,654)    (466,177)    (288,964)
Advances from
local general partners     288,458    758,049    100,000
Increase in due to
general Partners
    and affiliates of
Local Partnerships         224,840    0    0
Payments for loans from
local general partners           0    0    (100,000)
Distribution to minority
interest                      (358)              (951)             0

Net cash provided by
(used in)
financing activities         7,286        290,921       (288,964)

Net decrease in cash and
cash equivalents          (319,236)    (265,359)    (172,997)
Cash and cash equivalents at
beginning of year          573,775        839,134     1,012,131

Cash and cash equivalents at
end of year           $    254,539    $    573,775    $    839,134
Supplemental disclosures
of cash flow information:
Interest paid          $ 4,145,162    $ 4,286,125    $ 4,136,059
Noncash financing activity:
Capital contribution
resulting from forgiveness
    of debt by General Partner
and its affiliates       $       0    $ 1,034,498    $      0

See accompanying notes to consolidated financial statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

NOTE 1 - General


Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Re-stated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apart-ment Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit. The general partner of the Partnership, from inception to September 30, 1997, Prudential-Bache Prop-erties, Inc. (the "General Partner" or "PBP"), is not affiliated with a gen-eral partner of any Local Partnership ("Local General Partner"). P.B. Tax Credit S.L.P. ("PBSLP"), an affiliate of PBP, acted as special limited part-ner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 1999, the Partnership has investments in eight Local Partnerships.

On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, PBP withdrew as the General Partner and transferred its general partner inter-est in the Partnership to RCC Partners 96, L.L.C. (the "New GP" or "General Partner"), an affiliate of Related Capital Company ("RCC") pursuant to a pur-chase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ("Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Partnership and also serve as partner or co-general partner of five of the eight Local Partnerships in which the Partner-ship has an interest. The Partnership's agreement of limited partnership (the "Partnership Agreement") was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Partnership to the New GP and to withdraw from the Partnership. The terms of the transaction are more fully described in the Partnership's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all partners of the Partnership.

Pursuant to the Purchase Agreement, PBSLP withdrew as special limited partner of each of the Local Partnerships and was replaced by Independence SLP L.P. (the "New SLP"), an affiliate of RCC. All special limited partnership inter-ests in the Local Partnerships were transferred to the New SLP. Also pursuant to the Purchase Agreement, Prudential-Bache Investor Services II, Inc. ("P-B II") withdrew as assignor limited partner of the Partnership and was replaced by Related Insured BUC$ Associates, Inc., an affiliate of RCC, (the "New ALP"). All assignor limited partnership interests in the Partnership were transferred to the New ALP.

The New GP is a Delaware limited liability company which was formed in July 1996, and is owned and controlled by the partners of RCC. The New GP will only have a specified net worth, if any, as may be necessary for the Partner-ship to be treated as a partnership for federal income tax purposes.

Affiliates of the New GP and RCC have had significant involvement with the Partnership and the Local Partnerships, of which five are owned by RCC affili-ates. During the acquisition phase of the Partnership's operation, among other services, affiliates of RCC provided various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services included the identification, evaluation, negotiation and closing of certain of the Partner-ship's investments for which RCC was paid a portion of the acquisition fees and expenses paid to PBP.

RCC in the past provided, and will continue to provide ongoing monitoring services with respect to the Partnership's investments pursuant to the Prop-erty Investment Monitoring Agreement for which RCC in the past received from PBP a portion of the partnership management fee payable to PBP and an annual expense allowance of up to $1,300 per site visit (after the initial four site visits).

Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

(a) amended to change the name of the Partnership to "Patriot Tax Credit Properties L.P.", a Delaware Limited Partnership.

(b) amended to confirm that PBP continues to be party to the indemnification provisions set forth in the Partnership Agreement.

(c) amended to reflect (1) the reduction in the General Partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the General Partner's residual interest in the Partnership comprised of (i) subordinated interest in dispo-sition proceeds and (ii) interest in distributions of sale or refinancing proceeds; and (3) the reduction by 50% of the General Partner's interest in profits and losses. Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Partnership and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,034,498 as of September 30, 1997 and is reflected in the Consoli-dated Statement of Changes in Partners' Capital as a capital contribution.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Principles of Consolidation

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and as-sumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the assets, liabilities and re-sults of operations of the subsidiaries. All subsidiaries have fiscal years ending December 31. Intercompany transactions have been eliminated.

Minority interest in local partnerships represents the minority partners' share of the net assets of the Local Partnerships.

Certain balances for prior years have been reclassified to conform with the current year's financial statement presentation.

b)  Investment in Property

The impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is recorded at the lower of its carrying value or its es-timated fair value.

The determination of estimated fair value is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, and tax credits, but also upon market capitaliza-tion and discount rates as well as other market indicators. The General Partner believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposi-tion of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years.

The cost of buildings and improvements is depreciated using the straight-line method over their estimated useful lives which range from 27.5 to 40 years.

c)  Cash and Cash Equivalents

Cash and cash equivalents include money market funds whose cost approximates market value.

d)  Cash and Cash Equivalents Held in Escrow

Cash and cash equivalents held in escrow include restricted funds held for payment of real estate taxes and insurance, tenant security deposits and re-placement reserves.

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

Distributions of cash may be made in accordance with the Partnership Agree-ment and, if made, are allocated, as of October 1, 1997, 99.5% to the limited partners and .5% to the General Partner. As of March 31, 1999, no distribu-tions have been paid.

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

h)  Recent Financial Accounting Standards

The Financial Accounting Standards Board has recently issued several new ac-counting pronouncements. In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Re-lated Information, were issued. SFAS No. 130 establishes standards for re-porting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial state-ments. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accu-mulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial infor-mation is available that is evaluated regularly by the chief operating deci-sion maker in deciding how to allocate resources and in assessing perform-ance. Categories required to be reported as well as reconciled to the finan-cial statements are segment profit or loss, certain specific revenue and ex-pense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

SFAS No. 130 is disclosure related only and therefore will have no impact on the Registrant's financial position or results of operations and SFAS No. 131 does not apply.

In February 1998, FASB issued SFAS No. 132, "Employees' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Registrant does not directly have any employees and SFAS No. 132 is dis-closure related only and therefore will have no impact on the Registrant's financial position or results of operations.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Hedg-ing Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instru-ments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quar-ters of fiscal years beginning after June 15, 1999. The Registrant does not expect the adoption of this statement to have a significant impact on the Registrant's financial position or results of operations.

In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mort-gage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subse-quent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for se-curities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for all fiscal quar-ters beginning after December 15, 1998. The Registrant does not expect the adoption of this statement to have a significant impact on the Registrant's financial position or results of operations.

NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in ar-ranging the financing for the Local Partnerships. These costs were capital-ized and are being amortized over the lives of the related debt. The accumu-lated amortization as of March 31, 1999 and 1998 is $2,643,146 and $2,369,511, respectively.

b)  Management Fees

Each individual property has a managing agent who performs the necessary functions in operating the property. The property management fee is equal to a percentage of the annual gross revenues of a property paid in consideration of the property management services provided (See Note 7).

The General Partner was entitled to receive a management fee, payable from operations and reserves, in an amount not to exceed the difference between
 .5% per annum of Invested Assets (as defined in the Partnership Agreement) and the local administrative fee payable to PBSLP through September 30, 1997. As of October 1, 1997 the maximum amount for the management fee was reduced from .5% annually to 0.375% annually and the local administrative fee is pay-able to the new SLP. This management fee is for administering the affairs of the Partnership (See Note 6). Unpaid portions of the management fee for any year accrue without interest.

c)  General and Administrative

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses payable by or allocable to the Partnership (See Note 6). The Partnership also pays amounts directly to unrelated third parties for certain operating expenses.

NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:
                   Net Investment in Property     Mortgage Notes Payable
Description (a)       1999          1998           1999            1998
Apartment Complexes:
RMB Limited
Partnership     $  3,787,873    $  3,658,892    $  1,897,582    $  1,917,047
(Hubbard's Ridge)
Garland, TX
Cutler Canal II    8,985,598    9,268,201    5,914,640    5,949,245
Associates, Ltd.
Miami, FL
Diamond Street
Venture (b)        1,927,215    1,995,454    2,987,848    3,003,370
Philadelphia, PA
Papillion Heights  1,701,685    1,754,649    1,012,448    1,023,273
Apartments L.P.
Papillion, NE
Hill Top Homes     6,458,356    6,644,019    3,523,642    3,586,339
Apartments
Limited Partnership
Arlington, TX
Palm Beach        32,835,596    33,869,344    25,999,762    26,322,682
Apartments, Ltd.
(Summer Creek Villas)
West Palm Beach, FL
Brookland Park
Plaza              4,488,612    4,723,572    2,455,216    2,476,057
Limited Partnership
Richmond, VA
Compton
Townhouses         1,571,986   1,682,950    1,336,059    1,354,838
Limited Partnership
Cincinnati, OH
                 $61,756,921    $63,597,081    $45,127,197    $45,632,851

(a) The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% in-terest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland
Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized (on a recourse basis) by land, buildings and improvements and leases related thereto. Annual principal payment re-quirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                      Amount

1999              $    558,840
2000                   615,124
2001                   678,063
2002                   746,239
2003                   822,305
Thereafter          41,706,626
                   $45,127,197

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $40,187,197 bear interest at rates ranging from 0% to 10.5% and have final maturities ranging from Septem-ber 1, 2006 to May 1, 2031. First mortgages include $26,750,000 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on May 1, 2016 and December 15, 2029, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional inter-est rate of 6%. The base interest rate is payable annually from Project In-come, as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capi-tal to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% con-tinues to be accrued in the accompanying consolidated financial statements.

At March 31, 1999 and 1998, the estimated fair values of the mortgage notes payable were approximately $47,670,000 and $48,473,000, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partner-ships would pay upon maturity or disposition of the loans.

NOTE 6 - Related Parties

During their respective ownership periods, the General Partners and their af-
filiates have performed services for the Partnership which include, but are not limited to:  accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services.  The General Partners and their affiliates re-
ceive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement.  In order to assist in the tran-
sition from PBP to the New GP as General Partner, the New GP engaged PBP to perform certain of the forgoing services and paid PBP from amounts which would otherwise be payable to the New GP pursuant to the terms of the Part-
nership Agreement.  These services terminated March 31, 1998.  The costs and expenses incurred to the General Partner (prior to October 1, 1997 PBP and thereafter the New GP) were:
                                   Year Ended March 31,
                      1999                  1998                  1997
Management
fees                  $236,760    $279,711    $292,575
Local administrative
fees                    21,500    20,250    51,979
General and
administrative          98,826      75,723      83,514

                      $357,086    $375,684    $428,068

The Partnership is dependent upon the support of the General Partner and cer-tain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

In May 1997, the management company for Summer Creek Villas and Cutler Canal II, an affiliate of the Local General Partner, was sold to a third party. Accordingly, at March 31, 1999, the properties owned by three of the Local Partnerships are managed by a Local General Partner or its affiliates.

The Partnership maintained an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments through October 31, 1997.

Prudential Securities Incorporated, an affiliate of PBP, owns 56 BUC$ at March 31, 1999.

NOTE 7 - General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in con-
nection with the construction, financing and development of the Apartment
Complexes.  Interest is accrued on certain loans made by two of the Local
General Partners.  Additionally, during the years ended March 31, 1999, 1998 and 1997, six of the Local Partnerships were managed by a Local General Part-
ner or its affiliates.  The costs were:
                                       Year Ended March 31,
                         1999                  1998                  1997
Interest                 $  69,280    $   69,280    $   69,280
Management fees            169,122    202,448    394,228

                          $238,402    $271,728    $463,508

Due to general partners and affiliates of local partnerships includes amounts payable for accrued interest, advances, property management fees and operat-ing loans made in accordance with operating deficit guaranty agreements. During the years ended March 31, 1999 and 1998, Summer Creek Villas received from its Local General Partner $0 and $1,089,460, respectively, of operating deficit guaranty payments. The Local General Partner elected to treat $809,460 and $1,000,000 of the amount received during the years ended March 31, 1999 and 1998 as non-repayable advances and recorded the amounts as other income during the respective years. As of March 31, 1999, one property, Pap-illion Heights, remains subject to an operating deficit guaranty.

At March 31, 1999 and 1998, construction costs of $605,358 were payable to an affiliate of one of the Local General Partners.

At March 31, 1999 and 1998, development fees of $1,450,709 and $1,579,709, respectively, were payable to various Local General Partners.

NOTE 8 -  Commitments and Contingencies

Subsidiary Partnership - Going Concern

Summer Creek Villas Local Partnership
Summer Creek Villas Local Partnership has experienced declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, the Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate, competitive to the project. This problem is further compounded by the increased costs in marketing the property to effectively compete in the sub market. Further, rent levels are restricted based on countywide median income levels, which limit the maximum income that a prospective resident can earn and the maximum rents that the project is allowed to charge. Summer Creek Villas has been further obligated, beginning in 1996, to repay significant amounts of princi-pal on its mortgage.

During 1997, in an effort to improve occupancy, the Summer Creek Villas in-vested approximately $423,000 to improve the physical condition of the prop-erty. Such improvements primarily consisted of painting and pressure clean-ing of roofs, splitting the property in two phases with separate club houses and leasing offices, landscaping and individual unit upgrades.

Through a portion of 1997, the Local General Partner has been obligated to fund operating deficits under two separate operating deficit guaranty agree-ments. Total advances made by the Local General Partner under the operating deficit guarantees totaled $2,742,460. In addition, the Local General Part-ner has made voluntary loans in excess of its obligations under the guaran-tees to fund operations of $1,645,074. As of March 31, 1999, the Local Gen-eral Partner is no longer required to fund operations of Summer Creek Villas.

The Local General Partner plans to attempt a restructuring of Summer Creek Villas' debt, and is also exploring the possibility of raising additional capital. However, as of March 31, 1999 no definitive agreements have been reached regarding these plans.

As of March 31, 1999 and 1998, the consolidated financial statements include total assets of $35,322,723 and $36,986,624, respectively, total liabilities of $29,155,488 and $29,291,620, respectively, and a minority interest of $2,179,722 and $2,675,515, respectively, attributable to this subsidiary.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

The independent auditor for the Partnership, Anchin, Block, & Anchin LLP re-signed on April 28, 1999 and was replaced by Reznick Fedder & Silverman, P.C. as was reported on form 8K/A on May 13, 1999.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

There are no directors or executive officers of the Registrant. The Regis-trant is managed by the General Partner.

The Registrant, the Registrant's General Partner and its directors and execu-tive officers, and any persons holding more than ten percent of the Regis-trant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Com-mission on Forms 3, 4 and 5. Such executive officers, directors, and persons who own greater than ten percent of the Registrant's BUC$ are required by Se-curities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filling requirements were satisfied on a timely basis. In making these disclosures, the Regis-trant relied solely on written representations of the General Partner, if any, or copies of the reports they have filed with the Securities and Ex-change Commission during and with respect to its most recent fiscal year.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

Name	                    Position

J. Michael Fried        	Member, President and
	Chief Executive         Officer

Stuart J. Boesky        	Member, Executive Vice President and
	Chief Operating         Officer

Alan P. Hirmes          	Member, Senior Vice President and
	Chief Financial         Officer

Bruce H. Brown          	Senior Vice President

Denise L. Kiley         	Vice President

Mark J. Schlacter       	Vice President

Marc D. Schnitzer       	Vice President

Glenn F. Hopps          	Treasurer

Teresa Wicelinski       	Secretary

J. MICHAEL FRIED, 55, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all of the syndication, fi-nance, acquisition and investor reporting activities of Related and its af-filiates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

STUART J. BOESKY, 43, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Re-lated. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, 44, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P.
Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra Univer-sity with a Bachelor of Arts degree.

BRUCE H. BROWN, 45, is a Senior Vice President of Related and is Director of the Portfolio Management Group. He is responsible for overseeing the admini-stration of the firm's public debt and equity partnerships encompassing the
monitoring of the performance of each partnership and each investment.   He
is also responsible for Related's loan servicing activities with respect to the firm's $600 million participating and insured and co-insured mortgage portfolio. Prior to joining Related in 1987, Mr. Brown was a real estate lending officer at U.S. Trust Company of New York and previously held manage-ment positions in the hotel and resort industry with Helmsley-Spear and Westin Hotels. Mr. Brown graduated from Colgate University with a Bachelor of Arts degree.

DENISE L. KILEY, 39, is an Executive Vice President and Chief Underwriter for Related, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in Related sponsored cor-porate, public and private equity and debt funds. Ms. Kiley is also respon-sible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experi-ence acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national ac-counting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARK J. SCHLACTER, 48, is a Vice President of Mortgage Acquisitions of Re-lated, and has been with Related since June 1989. Mr. Schlacter is responsi-ble for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commer-cial and residential construction, single and multifamily mortgage origina-tion and servicing, commercial mortgage origination and servicing, multifam-ily property acquisition and financing, and multifamily mortgage lending pro-gram underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Penn-sylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Insti-tute.

MARK D. SCHNITZER, 38, is an Executive Vice President of Related and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Re-search department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Admini-stration from the School of Management at Boston University.

GLENN F. HOPPS, 36, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State Uni-versity at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation.

The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for its serv-ices. Certain executive officers and directors of the General Partner re-ceive compensation from affiliates of the General Partner, not from the Reg-istrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of June 1, 1999, Messrs. Fried, Boesky, Hirmes and Ross own directly or beneficially 100% of the interest in the voting securities of the General Partner.

As of June 1, 1999, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 1, 1999, no limited partner beneficially owns more than five per-cent (5%) of the BUC$ issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions.

The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct finan-cial transactions between the Registrant and the directors or executive offi-cers of the General Partner.

Reference is made to Notes 1, 3, 6 and 7, to the consolidated financial state-ments in the Registrant's financial statements, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                 		Sequential
	                                                           	      Page
(a) 1.	Financial Statements

	Independent Auditors' Report                                     	17

	Consolidated Statements of Financial Condition as of March 31,
1999 and 1998                                                     	38

	Consolidated Statements of Operations for the years ended March
31, 1999, 1998 and 1997                                           	39

	Consolidated Statements of Changes in Partners' Capital for the
years ended March 31, 1999, 1998 and 1997                         	40

	Consolidated Statements of Cash Flows for the years ended March
31, 1999, 1998 and 1997                                           	41

	Notes to Consolidated Financial Statements                       	42

(a) 2.	Financial Statement Schedules and Independent Auditors' Report
on Schedules

	Independent Auditors' Report on Schedules                        	59

	Schedule III - Real Estate and Accumulated Depreciation          	60

	All other schedules have been omitted because they are not re-quired or because the required information is contained in the financial statements or notes thereto.



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

	Amendment Number 1 to Prudential-Bache Tax Credit Properties L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997***

	Form of Amended and Restated Agreement of Limited Partnership (included in Prospectus as Exhibit A)**

	Certificate of Limited Partnership as filed on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21, 1989*

	Amendment to Certificate of Limited Partnership dated October
1, 1997***

	Form of Purchase and Sale Agreement pertaining to the Partner-ship's acquisition of Local Partnership Interests**

	Form of Amended and Restated Agreement of Local Limited Part-nership of Local Partnerships**

	Financial Statement Schedule (filed herewith)                      	63

(b)	Reports on Form 8-K

	*Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) and incorporated herein by reference.

	**Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-11 Registration Statement (No. 33-28571) and incorporated herein by reference.

	***Filed as an exhibit to Registrants Current Report on Form 8-K dated October 1, 1997 and incorporated herein by reference.

	Current report on Form 8-K/A dated April 28, 1999 was filed on May 13, 1999 relating to the change in Registrant's accountant.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATRIOT TAX CREDIT PROPERTIES L.P.
(Registrant)



	By:	RCC PARTNERS 96, L.L.C.,
		General Partner



Date:  June 23, 1999		By:	/s/ J. Michael Fried
			J. Michael Fried
			Member, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated:


Signature	                       Title	                                Date


                              	Member, President and
                              	Chief Executive Officer
/s/ J. Michael Fried          	(principal executive officer)
J. Michael Fried              	RCC Partners 96., L.L.C.	June 23, 1999


                              	Member, Executive Vice President and
                              	Chief Operating Officer
/s/ Stuart J. Boesky          	(principal operating officer) of
Stuart J. Boesky              	RCC Partners 96., L.L.C.         	June 23, 1999


                              	Member, Senior Vice President
                              	and Chief Financial Officer
/s/ Alan P. Hirmes            	(principal financial officer) of
Alan P. Hirmes                	RCC Partners 96., L.L.C.         	June 23, 1999


                              	Treasurer
/s/ Glenn F. Hopps            	(principal accounting officer) of
Glenn F. Hopps                	RCC Partners 96., L.L.C.         	June 23, 1999

INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries


In connection with our audit of the consolidated financial statements of Pa-triot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 1999. In our opinion, based on our audit and the reports of the other audi-tors, the consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 6, 1999

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
MARCH 31, 1999
            Initial Cost to Partnership        Costs Capitalized
Description	                  Buildings and	   Subsequent to Acquisition (7)
(4) (6)	    Encumbrances	Land	Improvements	    Improvements    	Carrying Costs

Apartment Complexes:

RMB Limited Partnership
(Hubbard's Ridge) (1)
Garland, TX        	$ 1,897,582	$  107,237	$  965,136	$  4,053,296	$  185,180
Cutler Canal II
Associates, Ltd. (2)
Miami, FL            	5,914,640   	807,071	1,388,350	8,861,278	67,728
Diamond Street Venture (3)
Philadelphia, PA     	2,987,848     	9,729	234,465	2,370,303	273,218
Papillion Heights
Apartments L.P. (1)
Papillion, NE        	1,012,448    	63,329	1,816,598	259,995	66,552
Hill Top Homes
Apartments L.P. (1)
Arlington, TX        	3,523,642   	553,841	3,690,150	3,543,265	316,368
Palm Beach Apartments Ltd, (1)
(Summer Creek Villas)
West Palm Beach, FL 	25,999,762 	2,396,876	10,578,563	25,980,637	1,876,795
Brookland Park Plaza L.P. (1)
Richmond, VA         	2,455,216    	50,000	109,850	5,913,617	376,165
Compton Townhouses L.P. (1)
Cincinnati, OH       	1,336,059    	17,550	476,708	1,923,171	28,203

                  		$45,127,197	$4,005,633	$19,259,820	$52,905,562	$3,190,209


                       	Gross Amounts	at which Carried At Close of Period (5)
                                		Buildings and
Description (4) (6)	    Land     	Improvements	    Total

Apartment Complexes:

RMB Limited Partnership
(Hubbard's Ridge) (1)
Garland, TX              	$  107,237	$  5,203,612	$  5,310,849
Cutler Canal II
Associates, Ltd. (2)
Miami, FL                   	807,071  	10,317,356	11,124,427
Diamond Street Venture (3)
Philadelphia, PA              	9,729   	2,877,986	2,887,715
Papillion Heights
Apartments L.P. (1)
Papillion, NE                	63,329   	2,143,095	2,206,424
Hill Top Homes
Apartments L.P. (1)
Arlington, TX               	553,841   	7,549,783	8,103,624
Palm Beach Apartments Ltd, (1)
(Summer Creek Villas)
West Palm Beach, FL       	2,396,876  	38,435,995	40,832,871
Brookland Park Plaza L.P. (1)
Richmond, VA                 	50,000   	6,399,682	6,449,682
Compton Townhouses L.P. (1)
Cincinnati, OH               	17,550   	2,428,082	2,445,632

                        		$4,005,633 	$75,355,591	$79,361,224


                                                           				Life on which
                                                           				Depreciation in
                                    		      Date 		            Latest Income
                        	Accumulated  	Construction	Date	      Statements are
Description (4) (6)	     Depreciation	  Completed	  Acquired	  Computed

Apartment Complexes:

RMB Limited Partnership
(Hubbard's Ridge) (1)
Garland, TX                	$  1,522,976	5/90	12/89	30
Cutler Canal II
Associates, Ltd. (2)
Miami, FL                     	2,138,829	1/91	1/90	40
Diamond Street Venture (3)
Philadelphia, PA                	960,500	12/90	1/90	40
Papillion Heights
Apartments L.P. (1)
Papillion, NE                   	504,739	12/90	4/90	40
Hill Top Homes
Apartments L.P. (1)
Arlington, TX                 	1,645,268	12/90	6/90	40
Palm Beach Apartments Ltd, (1)
(Summer Creek Villas)
West Palm Beach, FL           	7,997,275	8/91	6/90	40
Brookland Park Plaza L.P. (1)
Richmond, VA                  	1,961,070	12/90	7/90	27.5
Compton Townhouses L.P. (1)
Cincinnati, OH                  	873,646	6/92	1/92	40

		                           $17,604,303

(1)	First mortgage
(2)	Includes first and second mortgages
(3)	Includes first, second and third mortgages
(4)	At March 31, 1999, the Registrant holds a 66.5% interest in the Local
Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge,
Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal
II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5)	The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 1998 is $80,262,130 .
(6)	The Registrant believes the properties are adequately insured.
(7)	Costs Capitalized Subsequent to Acquisition included a write-down of
$2,700,000 for Diamond Street Venture recorded as of March 31, 1995.


                                Cost of Property and Equipment
                                Year Ended March 31,
Note A - Reconciliation	            1999          	 1998           	 1997
Balance at beginning of year    	$79,047,385	$78,589,191	$78,589,191
Additions during year:
Improvements                        	313,839	458,194	0
Depreciation expense (1)

Balance at close of year        	$79,361,224	$79,047,385	$78,589,191


                                 Accumulated Depreciation
                                 Year Ended March 31,
Note A - Reconciliation           	 1999          	 1998           	 1997
Balance at beginning of year    	$15,450,304	$13,283,832	$11,073,281
Additions during year:
Improvements
Depreciation expense (1)        	  2,153,999	  2,166,472	  2,210,551

Balance at close of year        	$17,604,303	$15,450,304	$13,283,832

(1) Refer to Notes 2 and 4 to the consolidated financial statements for addi-tional information.