Form 10-Q
period 1999-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 1999-07-29
CIK 850184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-20638

PATRIOT TAX CREDIT PROPERTIES L.P.,
(Exact name of registrant as specified in its charter)

          Delaware		                     13-3519080
(State or other jurisdiction of      	(I.R.S. Employer
incorporation or organization)     	Identification No.)


625 Madison Avenue, New York, New York	     10022
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code (212)421-5333

	                         N/A
Former name, former address and
former fiscal year, if changed since last report

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I - Financial Information

Item 1.  Financial Statements

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

                                      June 30,               March 31,
                                       1999                    1999

ASSETS
Investment in property:

Land                                $   4,005,633          $   4,005,633
Buildings and improvements             75,392,779             75,355,591
Accumulated depreciation              (18,141,544)           (17,604,303)

Net investment in property             61,256,868             61,756,921
Cash and cash equivalents                 284,056                254,539
Cash and cash equivalents
  held in escrow                        1,059,798              1,007,919
Deferred financing costs, net           2,519,502              2,587,637
Other assets                              228,222                278,693

Total assets                         $ 65,348,446           $ 65,885,709

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable               $ 44,994,430           $ 45,127,197
Accrued interest payable                1,626,324              1,590,244
Other accrued expenses
  and liabilities                       2,063,155              1,760,924
Due to general partners and
  affiliates of local partnerships      3,391,737              3,091,695
Development fees payable                1,450,709              1,450,709
Construction costs payable                      0                605,358
Real estate taxes payable                  26,708                105,318
Due to general partner and
  its affiliates                          707,840                619,537

Total liabilities                      54,260,903             54,350,982

Minority interest in local
  partnerships                          2,125,800              2,375,091

PARTNERS' CAPITAL

Limited partners (38,125 BUC$
  issued and outstanding)               8,168,212              8,365,116

General partner (1 BUC
  issued and outstanding)                 793,531                794,520

Total Partners' Capital                 8,961,743              9,159,636

Total Liabilities and Partners'
  Capital                            $ 65,348,446           $ 65,885,709

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                             Three Months Ended
                                                   June 30,
                                           1999                  1998

Revenues
Rental income                           $ 1,973,582          $ 1,969,065
Other income                                 98,445              149,373
Interest income                               3,002                4,625
                                          2,075,029            2,123,063

Expenses
Interest                                  1,047,024            1,051,189
Depreciation and amortization               605,376              610,693
Operating and other                         204,645              219,197
Taxes and insurance                         272,758              290,744
Repairs and maintenance                     431,931              364,791
General and administrative                  421,577              459,035
Partnership management fees                  59,014               58,310
Property management fees                     84,656               85,508
                                          3,126,981            3,139,467

Loss before minority interest and
  extraordinary item                     (1,051,952)          (1,016,404)
Minority interest in loss of
  local partnerships                        248,701              202,947
Loss before extraordinary item             (803,251)            (813,457)

Extraordinary item - forgiveness of
  indebtedness income (Note 3)              605,358                    0
Net loss                               $   (197,893)        $   (813,457)

Loss before extraordinary item -
  limited partners                     $   (799,235)        $   (809,390)
Extraordinary item - limited partners       602,331                    0

Net loss - limited partners            $   (196,904)        $   (809,390)
Number of limited partnership
  units outstanding                          38,125               38,125

Loss before extraordinary item
  per limited partnership unit       $       (20.96)       $      (21.23)
Extraordinary item per limited
  partnership unit                            15.80                    0

Net loss per limited
  partnership unit                  $         (5.16)       $      (21.23)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Unaudited)

                                   Limited        General
                       Total       Partners       Partner      BUC$

Partners' capital
  March 31, 1999    $9,159,636     $8,365,116     $794,520     38,126

Net loss              (197,893)      (196,904)        (989)         0

Partners' capital-
  June 30, 1999     $8,961,743     $8,168,212     $793,531     38,126

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                              Three Months Ended
                                                    June 30,
                                            1999                  1998

Cash flows from operating activities:
Net loss                                 $ (197,893)          $ (813,457)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

Extraordinary item - forgiveness
  of indebtedness income (Note 3)          (605,358)                   0
Depreciation and amortization               605,376              610,693
Minority interest in loss of
  local partnerships                       (248,701)            (202,947)
(Increase) decrease in cash held
  in escrow                                 (51,879)             165,168
Decrease in real estate
  taxes payable                             (78,610)            (212,771)
Increase in accrued interest payable         36,080               23,320
Decrease in other assets                     50,471               16,549
Increase in other liabilities               302,231              478,570
Increase in due to General Partner
  and its affiliates                         88,303               29,098
Increase in due to general
  partners and affiliates
  of local partnerships                     300,042                    0
Total adjustments                           397,955              907,680
Net cash provided by operating
  activities                                200,062               94,223

Cash flows from investing activities:
Investment in property                      (37,188)              (1,165)

Cash flows from financing activities:
Payments of mortgage notes                 (132,767)            (118,304)
Distribution to minority interest              (590)                (358)
Net cash used in financing activities      (133,357)            (118,662)

Net increase (decrease) in cash and
  cash equivalents                           29,517              (25,604)

Cash and cash equivalents at
  beginning of period                       254,539              573,775

Cash and cash equivalents at
  end of period                         $   284,056          $   548,171

Supplemental disclosure of
  cash flow information:

Non-cash Financing activity:

Interest paid                            $1,010,944           $1,027,869


Supplemental disclosures of
  non-cash financing activity:
Forgiveness of indebtedness
  income (Note 3)
Decrease in construction
  costs payable                          $  605,358          $         0

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)

Note 1 - General


These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring ad-justments) necessary to present fairly the financial position of Pa-triot Tax Credit Properties L.P. (the "Partnership") as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1999.

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local
Partnerships consolidated herein are for the three month period ended March 31, and occupancy rates are as of March 31.

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP") and commencing on October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes re-ferred to as the "General Partner" or "General Partners" as the con-text requires.

Note 2 - Related Parties

The General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative serv-ices. The General Partner and its affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred to the General Partner were:

                                              Three Months Ended
                                                    June 30,
                                           1999                  1998
Management fees (a)                       $  59,014          $  58,310
Local administrative fees                     5,062              5,062
General and administrative                   14,909             18,247

                                          $  78,985          $  81,619

(a) A management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership man-agement fees owed to the General Partner amounting to approxi-mately $325,000 and $266,000 were accrued and unpaid as of June
30, 1999 and March 31, 1999, respectively.

At June 30, 1999, the properties owned by three of the Local Part-nerships are managed by a Local General Partner or its affiliates. Five of the Local Partnerships general partners are owned by af-filiates of the New GP.

Note 3 - Extraordinary Item-Forgiveness of Indebtedness Income

RMB Limited Partnership ("Hubbards Ridge")
During the three months ended June 30, 1999 it was determined that construction costs payable in the amount of $605,358 would not be paid and such amounts were subsequently written off and recorded as forgiveness of indebtedness income.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership invests in eight Local Partnerships which are owners of affordable multi-family residential complexes. The
Local Partnerships are operated in accordance with the rules and regulations under Section 42 of the Internal Revenue Code in or-der to protect the related tax credits. The Partnership's primary source of funds is rental revenues which are fully utilized at the property level. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

At the Local Partnership level, the Local General Partner at Papil-lion Heights has made a guarantee with respect to the Local Part-nership which, under certain circumstances, requires the Local General Partner to fund cash flow deficits pursuant to the deficit guaranty agreement. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. The Papillion Heights operating deficit guaranty agreement is in effect until such date that the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined in the partnership agreement. Of the $170,000 maximum funding obli-gation, $40,000 has been funded to date.

The Summer Creek Villas Local Partnership continues to experi-ence severe cash flow deficits. The Local General Partner has met its funding obligation having advanced $2,742,460 through June
30, 1999. The Local General Partner has elected to treat this entire amount as non-repayable advances.

The Local General Partner is currently reviewing different alterna-tives to improve property cash flow and reduce operating deficits. Also, the management agent was replaced in the summer of 1997 so as to implement a new strategy for increasing property per-formance.

The Local Partnerships have generated net operating income be-fore debt service and depreciation of $694,000 and $764,000 for the three months ended June 30, 1999 and 1998, respectively. Debt service payments (principal and interest) made during the same periods were $1,144,000 and $1,146,000, respectively.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the three month periods ended March 31. Informa-tion disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $5,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998, primarily due to rental rate increases.

Other income decreased approximately $51,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 due to a decrease in application fees, termination fees and tenant damage fees received at Summer Creek Villas.

Repairs and maintenance increased approximately $67,000 for the three months ended June 30, 1999 as compared to the corre-sponding period in 1998 primarily due to window and carpet repairs incurred in 1999 at Summer Creek Villas.

Property Information

Occupancies at the Local Partnerships were as follows:
                              March 31,
                          1999        1998
Property

Hubbard's Ridge            95%         91%
Cutler Canal II            97          92
Diamond Street             94          94
Papillion Heights          94          94
Hill Top Homes             93          90
Summer Creek Villas        70          89
Brookland Park Plaza       99          97
Compton Townhouses         95          95

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of July 1, 1999 except for a decrease at Summer Creek Villas to 58% due to an increase in evictions to stabilize the tenant profile.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant. The most likely worst-case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assur-ances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspon-dence. The Partnership relies heavily on third parties and is vul-nerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

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

		Description:

		Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and
June 21, 1989 (1)

		Form of Amended and Restated Agreement of Lim-ited Partnership (included in Prospectus as Exhibit A)(2)

		Form of Purchase and Sale Agreement pertaining to the Partnership's Acquisition of Local Partnership Interests (2)

		Form of Amended and Restated Agreement of Local
Limited Partnership of Local Partnerships (2)

		Amendment to Certificate of Limited Partnership dated October 1, 1997 (3)

		Amendment Number 1 to Prudential-Bache Tax
Credit Properties L.P. Amended and Restated Agreement of Lim-ited Partnership, dated October 1, 1997 (3)

		Financial Data Schedule (filed herewith).

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

	(b)	Reports on Form 8-K

		Current report on form 8-K/A dated April 28, 1999 was filed on May 13, 1999 relating to the change in Registrant's accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATRIOT TAX CREDIT PROPERTIES L.P.
(Registrant)

	By:	RCC PARTNERS 96, L.L.C.,
		General Partner

Date:  July 29, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President and
			Chief Financial Officer
Date:  July 29, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer and
			Chief Accounting Officer