Form 10-Q
period 1999-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 1999-10-27
CIK 850184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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
Consolidated Statements of Financial Condition
(Unaudited)

                                          September 30,        March 31,
                                              1999               1999

ASSETS
Investment in property:

Land                                      $  4,005,633      $   4,005,633
Buildings and improvements                  75,484,987         75,355,591
Accumulated depreciation                   (18,678,786)       (17,604,303)

Net investment in property                  60,811,834         61,756,921
Cash and cash equivalents                      358,961            254,539
Cash and cash equivalents
  held in escrow                             1,248,556          1,007,919
Deferred financing costs, net                2,451,811          2,587,637
Other assets                                   290,793            278,693

Total assets                              $ 65,161,955       $ 65,885,709

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                    $ 44,828,348      $ 45,127,197
Accrued interest payable                     1,437,640         1,590,244
Other accrued expenses
  and liabilities                            2,151,589         1,760,924
Due to general partners and
  affiliates of local partnerships           4,411,208         3,091,695
Development fees payable                     1,450,709         1,450,709
Construction costs payable                           0           605,358
Real estate taxes payable                      190,783           105,318
Due to general partner and
  its affiliates                               845,228           619,537

Total liabilities                           55,315,505        54,350,982

Minority interest in local
  partnerships                               1,834,662         2,375,091

PARTNERS' CAPITAL

Limited partners (38,125 BUC$
  issued and outstanding)                    7,223,007         8,365,116

General partner (1 BUC
  issued and outstanding)                      788,781           794,520

Total Partners' Capital                      8,011,788         9,159,636

Total Liabilities and Partners'
  Capital                                 $ 65,161,955      $ 65,885,709

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                       Three Months Ended             Six Months Ended
                          September 30,                  September 30,
                       1999           1998*          1999           1998

Revenues
Rental income      $ 1,851,687    $ 2,124,828    $ 3,825,269    $ 4,093,893
Other income           113,496        147,068        211,941        296,441
Interest income          2,867          4,098          5,869          8,723
                     1,968,050      2,275,994      4,043,079      4,399,057

Expenses
Interest             1,050,779      1,124,453      2,097,803      2,175,642
Depreciation and
  amortization         605,380        606,870      1,210,756      1,217,563
Operating and other    200,950        188,361        405,595        379,061
Taxes and
  insurance            263,147        280,295        535,905        571,039
Repairs and
  maintenance          503,884        537,758        965,284        931,046
General and
  administrative       443,463        492,281        835,571        951,316
Partnership
  management fees       59,718         60,422        118,732        118,732
Property
  management fees       81,822         88,270        166,478        173,778
                     3,209,143      3,378,710      6,336,124      6,518,177

Loss before minority
  interest and
  extraordinary
  item              (1,241,093)    (1,102,716)    (2,293,045)    (2,119,120)
Minority interest
  in loss of
  local partnerships   291,138        193,015        539,839        395,962
Loss before
  extraordinary
  item                (949,955)      (909,701)    (1,753,206)    (1,723,158)

Extraordinary item -
  forgiveness of
  indebtedness
  income (Note 3)            0              0        605,358              0
Net loss           $  (949,955)   $  (909,701)   $(1,147,848)   $(1,723,158)

Loss before
  extraordinary item -
  limited partners $  (945,205)   $  (905,152)   $(1,744,440)   $(1,714,542)
Extraordinary item -
  limited partners           0              0        602,331              0


Net loss - limited
  partners         $  (945,205)   $  (905,152)   $(1,142,109)   $(1,714,542)
Number of
  limited partnership
  units outstanding     38,125         38,125         38,125         38,125

Loss before
  extraordinary item
  per limited
  partnership unit   $  (24.79)    $   (23.74)    $   (45.76)    $   (44.97)
Extraordinary item
  per limited
  partnership unit           0              0          15.80              0

Net loss per limited
  partnership unit   $  (24.79)    $   (23.74)    $   (29.96)    $   (44.97)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Unaudited)

                                     Limited         General
                       Total         Partners        Partner       BUC$

Partners' capital
  March 31, 1999     $9,159,636      $8,365,116      $794,520      38,126

Net loss - Six
  Months ended
  Septermber 30,
  1999               (1,147,848)     (1,142,109)       (5,739)          0

Partners' capital-
  September 30,
  1999               $8,011,788      $7,223,007      $788,781     $38,126

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                 Six Months Ended
                                                   September 30,
                                                1999              1998

Cash flows from operating activities:
Net loss                                    $(1,147,848)      $(1,723,158)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

Extraordinary item - forgiveness
  of indebtedness income (Note 3)              (605,358)                0
Depreciation and amortization                 1,210,756         1,217,563
Minority interest in loss of
  local partnerships                           (539,839)         (395,962)
Increase in cash held
  in escrow                                    (240,637)         (175,711)
Increase (decrease) in real estate
  taxes payable                                  85,465           (56,649)
(Decrease) increase in accrued
  interest payable                             (152,604)          127,649
Increase in other assets                        (12,547)           (8,529)
Increase in other liabilities                   390,665           796,267
Increase in due to General Partner
  and its affiliates                            225,691           225,299
Increase in due to general
  partners and affiliates
  of local partnerships                       1,319,513                 0
Total adjustments                             1,681,105         1,729,927
Net cash provided by operating
  activities                                    533,257             6,769

Cash flows from investing activities:
Investment in property                         (129,396)           (1,073)

Cash flows from financing activities:
Payments of mortgage notes                     (298,849)         (241,637)
Distribution to minority interest                  (590)             (358)
Net cash used in financing activities          (299,439)         (241,995)

Net increase (decrease) in cash and
  cash equivalents                              104,422          (236,299)

Cash and cash equivalents at
  beginning of period                           254,539           573,775

Cash and cash equivalents at
  end of period                             $   358,961       $   337,476

Supplemental disclosure of
  cash flow information:

Non-cash Financing activity:
Forgiveness of indebtedness
  income (Note 3)
Decrease in construction
  costs payable                              $  605,358        $        0

Interest paid                                $2,250,407        $2,047,993

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999
(Unaudited)

Note 1 - General


These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring ad-justments) necessary to present fairly the financial position of Pa-triot Tax Credit Properties L.P. (the "Partnership") as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999 and 1998. However, the oper-ating results for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local
Partnerships consolidated herein are for the six month period ended June 30, and occupancy rates are as of June 30.

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP") and since October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes referred to as the "General Partner" or "General Partners" as the context requires.

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

                          Three Months Ended          Six Months Ended
                             September 30,              September 30,
                            1999        1998         1999          1998
Management fees (a)      $ 59,718    $ 60,422      $118,732      $118,732
Local administra-
  tive fees                 5,062       5,062        10,124        10,124
General and
  administrative           16,000      30,036        30,909        48,283

                         $ 80,780    $ 95,520      $159,765      $177,139

(a) A management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership man-agement fees owed to the General Partner amounting to approxi-mately $385,000 and $266,000 were accrued and unpaid as of Sep-tember 30, 1999 and March 31, 1999, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has contin-ued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

At September 30, 1999, the properties owned by six of the Local
Partnerships are managed by a Local General Partner or its affili-ates. Five of the Local Partnerships general partners are owned by affiliates of the New GP.

Note 3 - Extraordinary Item-Forgiveness of Indebtedness Income

RMB Limited Partnership ("Hubbards Ridge")
During the six months ended September 30, 1999 it was deter-mined that construction costs payable in the amount of $605,358 would not be paid and such amounts were subsequently written off and recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership invested in eight Local Partnerships which are owners of affordable multi-family residential complexes. The
Local Partnerships are operated in accordance with the rules and regulations under Section 42 of the Internal Revenue Code in or-der to protect the related tax credits. The Partnership's primary source of funds is rental revenues which are fully utilized at the property level. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partner-ship will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

The Summer Creek Villas Local Partnership continues to experi-ence severe cash flow deficits. The Local General Partner has met its funding obligation having advanced $2,742,000 through Sep-tember 30, 1999. The Local General Partner has elected to treat this entire amount as non-repayable advances. The General Part-ner has advanced $1,470,000 through September 30, 1999. The General Partner will determine whether these funds are repayable at December 31, 1999. The General Partner is not required to for-give such advances and if they are not forgiven the repayment will be from cash flow.

The Local General Partner is currently reviewing different alterna-tives to improve property cash flow and reduce operating deficits. Also, the management agent was replaced in the summer of 1997 so as to implement a new strategy for increasing property per-formance.

The Local Partnerships have generated net operating income be-fore debt service and depreciation of $1,249,000 and $1,531,000 for the six months ended September 30, 1999 and 1998, respectively. Debt service payments (principal and interest) made during the same periods were $2,549,000 and $2,289,000, respectively.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the three and six month periods ended June 30.
Information disclosed below with respect to each Local Partner-ship is consistent with this method of presentation.

Rental income decreased approximately $273,000 and $269,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to a decrease in occupancy at Summer Creek Villas due to an increase in evic-tions to stabilize the tenant profile.

Other income decreased approximately $34,000 and $85,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 due to a decrease in applica-tion fees, termination fees and tenant damage fees received at Summer Creek Villas.

General and administrative decreased approximately $49,000 and $116,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to decreases in administrative salaries, advertising, legal fees and management fees incurred in 1999 at Summer Creek Villas.

Property Information

Occupancies at the Local Partnerships were as follows:
                                       June 30,
                               1999               1998
Property

Hubbard's Ridge                96%                87%
Cutler Canal II                99                 95
Diamond Street                 88                 92
Papillion Heights              92                 98
Hill Top Homes                 94                 82
Summer Creek Villas            58                 96
Brookland Park Plaza           99                 96
Compton Townhouses             97                 92

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a
98% interest in Hubbard's Ridge, Hill Top Homes and Compton
Townhouses and a 98.99% interest in Cutler Canal II, Diamond
Street, Papillion Heights and Brookland Park Plaza. There were no significant changes in occupancies at the above properties as of October 1, 1999.

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

	(b)	Reports on Form 8-K - No reports on form 8-K were
filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATRIOT TAX CREDIT PROPERTIES L.P.
(Registrant)

	By:	RCC PARTNERS 96, L.L.C.,
		General Partner

Date:  October 26, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President and
			Chief Financial Officer
Date:  October 26, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer and
			Chief Accounting Officer