Form 10-Q
period 1999-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2000-02-07
CIK 850184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

PART I - Financial Information

Item 1.  Financial Statements

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
                                            December 31,      March 31,
                                                1999            1999
ASSETS
Investment in property:

Land                                        $  4,005,633     $  4,005,633
Buildings and improvements                    75,575,140       75,355,591
Accumulated depreciation                     (19,216,026)     (17,604,303)

Net investment in property                    60,364,747       61,756,921
Cash and cash equivalents                        996,431          254,539
Cash and cash equivalents
  held in escrow                               1,344,650        1,007,919
Deferred financing costs, net                  2,383,228        2,587,637
Other assets                                     241,927          278,693

Total assets                                 $65,330,983      $65,885,709

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                       $44,719,366      $45,127,197
Accrued interest payable                       1,711,605        1,590,244
Other accrued expenses
  and liabilities                              2,100,021        1,760,924
Due to general partners and
  affiliates of local partnerships             5,712,951        3,091,695
Development fees payable                       1,450,709        1,450,709
Construction costs payable                             0          605,358
Real estate taxes payable                        268,762          105,318
Due to general partner and
  its affiliates                                 948,384          619,537

Total liabilities                             56,911,798       54,350,982

Minority interest in local
  partnerships                                 1,475,278        2,375,091

PARTNERS' CAPITAL

Limited partners (38,125 BUC$
  issued and outstanding)                      6,160,466        8,365,116

General partner (1 BUC
  issued and outstanding)                        783,441          794,520

Total Partners' Capital                        6,943,907        9,159,636

Total Liabilities and Partners' Capital      $65,330,983      $65,885,709

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                      Three Months Ended          Nine Months Ended
                          December 31,               December 31,
                      1999          1998*         1999            1998*
Revenues
Rental income      $1,736,172    $2,153,234    $5,561,441    $  6,247,127
Other income          145,989       189,613       357,930         486,054
Interest income         4,457         2,786        10,326          11,509
                    1,886,618     2,345,633     5,929,697       6,744,690

Expenses
Interest            1,045,535       989,868     3,143,338       3,165,510
Depreciation and
  amortization        605,376       618,779     1,816,132       1,836,342
Operating and other   191,581       199,662       597,176         578,723
Taxes and
  insurance           260,750       275,192       796,655         846,231
Repairs and
  maintenance         585,731       464,116     1,551,015       1,395,162
General and
  administrative      486,374       559,614     1,321,945       1,510,930
Partnership
  management fees      59,718        59,718       178,450         178,450
Property
  management fees      78,818        91,660       245,296         265,438
                    3,313,883     3,258,609     9,650,007       9,776,786

Loss before minority
  interest and
  extraordinary
  item             (1,427,265)     (912,976)   (3,720,310)     (3,032,096)
Minority interest
  in loss of
  local
  partnerships        359,384       151,956       899,223         547,918
Loss before
  extraordinary
  item             (1,067,881)     (761,020)   (2,821,087)     (2,484,178)

Extraordinary item -
  forgiveness of
  indebtedness
  income (Note 3)           0             0       605,358               0
Net loss          $(1,067,881)   $ (761,020)  $(2,215,729)   $ (2,484,178)

Loss before
  extraordinary
  item -
  limited
  partners        $(1,062,541)   $ (757,215)  $(2,806,981)   $ (2,471,757)
Extraordinary
  item -
  limited
  partners                  0             0       602,331               0

Net loss -
  limited
  partners        $(1,062,541)  $  (757,215)  $(2,204,650)    $(2,471,757)
Number of
  limited
  partnership
  units
  outstanding          38,125        38,125        38,125          38,125

Loss before
  extraordinary
  item
  per limited
  partnership
  unit            $    (27.87)   $   (19.86)  $    (73.63)    $    (64.83)
Extraordinary
  item
  per limited
  partnership
  unit                      0             0         15.80               0

Net loss
  per limited
  partnership
  unit            $    (27.87)   $   (19.86)   $   (57.83)    $    (64.83)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Unaudited)
                                       Limited          General
                         Total         Partners         Partner       BUC$
Partners' capital
  March 31, 1999      $ 9,159,636      $ 8,365,116      $794,520      38,126

Net loss - Nine
  Months ended
  December 31, 1999    (2,215,729)      (2,204,650)      (11,079)          0

Partners' capital-
  December 31, 1999   $ 6,943,907      $ 6,160,466      $783,441      38,126

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                  Nine Months Ended
                                                     December 31,
                                                  1999            1998
Cash flows from operating activities:
Net loss                                     $(2,215,729)     $(2,484,178)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

Extraordinary item - forgiveness
  of indebtedness income (Note 3)               (605,358)               0
Depreciation and amortization                  1,816,132        1,836,342
Minority interest in loss of
  local partnerships                            (899,223)        (547,918)
Increase in cash held
  in escrow                                     (336,731)        (433,060)
Increase in real estate
  taxes payable                                  163,444          109,660
Increase (decrease) in accrued
  interest payable                               121,361          (32,369)
Decrease in other assets                          36,766           52,856
Increase in other liabilities                    339,097        1,192,860
Increase in due to General Partner
  and its affiliates                             328,847          479,770
Increase in due to general
  partners and affiliates
  of local partnerships                        2,621,256           20,316
Total adjustments                              3,585,591        2,678,457
Net cash provided by operating
  activities                                   1,369,862          194,279

Cash flows from investing activities:
Investment in property                          (219,549)          (1,073)

Cash flows from financing activities:
Payments of mortgage notes                      (407,831)        (367,965)
Distribution to minority interest                   (590)            (358)
Net cash used in financing activities           (408,421)        (368,323)

Net increase (decrease) in cash and
  cash equivalents                               741,892         (175,117)

Cash and cash equivalents at
  beginning of period                            254,539          573,775

Cash and cash equivalents at
  end of period                             $    996,431     $    398,658

Supplemental disclosure of
  cash flow information:

Non-cash Financing activity:
Forgiveness of indebtedness
  income (Note 3)
Decrease in construction
  costs payable                              $   605,358      $         0

Interest paid                                $ 3,021,977      $ 3,197,879

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT TAX CREDIT PROPERTIES L.P.
(a limited partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

Note 1 - General


These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring ad-justments) necessary to present fairly the financial position of Pa-triot Tax Credit Properties L.P. (the "Partnership") as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. However, the oper-ating results for the interim periods may not be indicative of the results expected for a full year.

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

                          Three Months Ended        Nine Months Ended
                              December 31,             December 31,
                          1999          1998        1999          1998
Management fees (a)      $59,718      $59,718      $178,450      $178,450
Local administra-
  tive fees                5,062        5,062        15,186        15,186
General and
  administrative          33,263       31,837        64,172        80,120

                         $98,043      $96,617      $257,808      $273,756

(a) A management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership man-agement fees owed to the General Partner amounting to approxi-mately $445,000 and $266,000 were accrued and unpaid as of De-cember 31, 1999 and March 31, 1999, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its financial obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

At December 31, 1999, the properties owned by three of the Local
Partnerships are managed by a Local General Partner or its affili-ates. Five of the Local Partnerships' general partners are owned by affiliates of the New GP.

Note 3 - Extraordinary Item-Forgiveness of Indebtedness Income

RMB Limited Partnership ("Hubbards Ridge")
During the nine months ended December 31, 1999 it was deter-mined that construction costs payable in the amount of $605,358 would not be paid and such amounts were subsequently written off and recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

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

At the Local Partnership level, the Local General Partner at Papil-lion Heights has made a guarantee with respect to the Local Part-nership which, under certain circumstances, requires the Local General Partner to fund cash flow deficits pursuant to the deficit guaranty agreement. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective Local Partnership agreement. The Papillion Heights operating deficit guaranty agreement is in effect until such date of the net operating income is sufficient to cover 115% of the debt service for twelve consecutive months, as defined in the part-nership agreement. Of the $170,000 maximum funding obligation, $66,000 has been funded to date.

The Summer Creek Villas Local Partnership continues to experi-ence severe cash flow deficits. The Local General Partner has met its funding obligation having advanced $3,042,000 through De-cember 31, 1999. The Local General Partner has elected to treat approximately $2,742,000 as non-repayable advances. The class C limited partner has funded $700,000 in 1999 and has committed to fund another $1,300,000 over 2 years, subject to annual review and evaluation. The Partnership has an obligation to fund $2 for every $1 funded by the class C limited partner and to fund any amounts in excess of the amounts which get funded under this sharing arrangement. The Partnership has advanced approximately
$2,170,000 through December 31, 1999. The partners will deter-mine whether these funds are repayable at December 31, 1999.
The partners are not required to forgive such advances and if they are not forgiven the repayment will be from cash flow.

The Local General Partner is currently reviewing different alterna-tives to improve property cash flow and reduce operating deficits. Also, the management agent was replaced in the summer of 1997 so as to implement a new strategy for increasing property per-formance.

The Local Partnerships have generated net operating income be-fore debt service and depreciation of $1,588,000 and $2,476,000 for the nine months ended December 31, 1999 and 1998, respectively. Debt service payments (principal and interest) made during the same periods were $3,430,000 and $3,566,000, respectively.

Results of Operations

The operating results of the Local Partnerships consolidated herein are for the three and nine month periods ended September
30. Information disclosed below with respect to each Local Part-nership is consistent with this method of presentation.

Rental income decreased approximately $417,000 and $686,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998, primarily due to a decrease in occupancy at Summer Creek Villas due to an increase in evic-tions necessary to stabilize the tenant profile.

Other income decreased approximately $44,000 and $128,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 due to a decrease in applica-tion fees, termination fees and tenant damage fees received at Summer Creek Villas.

Repairs and maintenance increased approximately $122,000 and $156,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to the rehabilitation of apartments at Summer Creek Villas and Hubbard's Ridge.

General and administrative decreased approximately $73,000 and $189,00 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to decreases in administrative salaries, advertising, legal fees and management fees incurred in 1999 at Summer Creek Villas and decrease in legal fees at the Partnership level.

Property management fees decreased approximately $13,000 and $20,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to the change in the management agent at Summer Creek Villas.

Property Information

Occupancies at the Local Partnerships were as follows:
                              September 30,
                           1999             1998
Property

Hubbard's Ridge            94%              92%
Cutler Canal II            99               95
Diamond Street             92               98
Papillion Heights          90               94
Hill Top Homes             92               92
Summer Creek Villas        58               91
Brookland Park Plaza      100               96
Compton Townhouses        100               97

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. Summer
Creek Villas experienced a 33% decrease in occupancy rate for the nine month period ended September 30, 1999 as compared with the corresponding period in 1998. This decrease was primarily due to an increase in evictions necessary to stabilize the tenant profile of the property. Other than Summer Creek Villas, none of the above properties experienced significant decreases in occu-pancy rates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

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

Date:  February 7, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President and
			Chief Financial Officer
Date:  February 7, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer and
			Chief Accounting Officer