Form 10-K
period 2000-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2000-06-19
CIK 850184

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark One)

   X     ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3519080
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 625 Madison Avenue, New York, New York                              10022
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
       None

Securities registered pursuant to Section 12(g) of the Act:
       Beneficial Unit Certificates
       (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

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

Index to exhibits may be found on page 51

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

One Property had rental income which exceeded 15% of the Registrant's total revenue. Rental income from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 53.56%, 53.57% and 53.45% during the years ended March 31, 2000, 1999 and 1998, respectively.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2000.

GENERAL PARTNER
On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ("Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Registrant and also serve as general or co-general partner of five of the eight Local Partnerships in which the Registrant has an interest. The Registrant's agreement of limited partnership (the "Partnership Agreement") was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Registrant to the New GP and to withdraw from the Registrant. The terms of the transaction are more fully described in the Registrant's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all partners of the Registrant.

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

The New GP is a Delaware limited liability company which was formed in July 1996, and is owned and controlled by the partners of RCC. The New GP will only have a specified net worth, if any, as may be necessary for the Registrant to be treated as a Partnership for federal income tax purposes.

Affiliates of the New GP and RCC have had significant involvement with the Registrant and the Local Partnerships, of which five are owned by RCC affiliates. During the acquisition phase of the Registrant's operation, among other services, affiliates of RCC provided various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services included the identification, evaluation, negotiation and closing of certain of the Registrant's investments for which RCC was paid a portion of the acquisition fees and expenses paid to PBP.

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

Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

(a) amended to change the name of the Registrant to "Patriot Tax Credit Properties L.P.", a Delaware Limited Partnership.

(b) amended to confirm that PBP continues to be party to the indemnification provisions set forth in the Partnership Agreement.

(c) amended to reflect: (1) the reduction in the General Partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the General Partner's residual interest in the Registrant comprised of (i) subordinated interest in disposition proceeds and (ii) interest in distributions of sale or refinancing proceeds; and
(3) corresponding reductions in the General Partner's interest in profits and losses. Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Registrant and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,034,498 as of September 30, 1997 and is reflected in the Consolidated Statement of Changes in Partners' Capital as a capital contribution.

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

Item 2.  Properties.

As of March 31, 2000, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:

                                                                     Registrant's
                                                                      Low-Income
                                                     Occupancy     Housing Tax Credit
                            Number    Rents as of    Rate as of    for the Year Ended
Property (a)               of Units  June 1, 2000   June 1, 2000   December 31, 1999
------------               --------  ------------   ------------   -----------------
RMB Limited Partnership      196       $405-$650         97%          $  395,768
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II              216         435-611         99%             896,700
  Associates, Ltd.
  Miami, FL
Diamond Street Venture        48         473-540         88%             282,288
  Philadelphia, PA
Papillion Heights             48         440-460         92%             173,661
  Apartments L.P.
  Papillion, NE
Hill Top Homes               171         505-690         93%             616,545
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                   770         499-699         89%           2,241,160
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza          77             520         96%             429,238
  Limited Partnership
  Richmond, VA
Compton Townhouses            39         639-675         95%             205,620
  Limited Partnership                                                 ----------
  Cincinnati, OH
                                                                      $5,240,980
                                                                      ==========

(a) At March 31, 2000, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Cutler Canal II is comprised of 216 units in 13 two-story garden-style residential buildings on approximately 9.4 acres. It borders on a Metro-Dade Water Management District Canal on the east with approximately 1,200 square feet of frontage giving certain units waterfront views. Each building has a laundry room and two storage rooms. There are three basic floor plans with sizes ranging from 700 square feet for a one-bedroom apartment to 1,100 square feet for a three-bedroom unit.

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

Hill Top Homes is comprised of a two-story building surrounded by 13 one-story fourplexes which are brick with wood siding and pitched roofs. The buildings are surrounded by a security gate of brick columns and wrought iron fencing with a guard house at the entrance. Of the total 171 apartment units, 18 are three-bedroom/one bath apartment units each comprising approximately 925 square feet; 52 are two-bedroom/two bath apartment units each comprising approximately 1,100 square feet; 98 are two-bedroom/one bath apartment units each comprising approximately 936 square feet; and three are one-bedroom/one bath apartment units each comprising approximately 1,000 square feet.

Summer Creek Villas consists of 61 concrete block and stucco buildings housing 770 apartment units situated on approximately 60 acres of residential-planned unit-development zoned land. 182 of the units are one-bedroom/one-bath apartments, each comprising 570 square feet; 372 are two-bedroom/one-bath apartments, each comprising 773 square feet; 144 are three-bedroom/two-bath apartments, each comprising 980 square feet; and 72 are three-bedroom/two-bath villa units, each comprising 1,050 square feet. In September 1997, the Local General Partner for Summer Creek Villas decided to divide the apartment complex into two individual entities called the Arbors and the Crossings.

Brookland Park Plaza is a three-level brick building and is a registered historic landmark. The building is comprised of stucco and brick exterior and a sloped red glazed tile roof. It is a 77-unit development with 68,564 net rentable square feet. All 77 units are one-bedroom apartment units each comprising approximately 890 square feet. Each unit contains a refrigerator, range oven, carpeting and air-conditioning. Brookland Park Plaza also maintains a community room for tenants.

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

For additional information describing the Registrant's properties and encumbrances, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Schedule III - Real Estate and Accumulated Depreciation.

Item 3.  Legal Proceeding

In late November 1997, Bond Purchase LLC ("Bond Purchase") demanded certain information with respect to the holders of Units. Although Bond Purchase initially stated other purposes for its request, Bond Purchase ultimately stated that the purpose of its demand was to assist Bond Purchase in making an offer to Unit holders to purchase 5% or less of the outstanding

Units of the Registrant. In December 1997, the Registrant responded by, among other things, informing Bond Purchase that the Registrant would not make the requested information available to Bond Purchase unless Bond Purchase agreed to certain conditions intended to protect the Registrant and its investors. In February 1998, Bond Purchase filed a complaint in Missouri State Court against the Registrant and its general partner. The defendants moved to dismiss the Missouri action on the grounds, among others, that the Court lacked jurisdiction over the defendants and on August 21, 1998 the Court granted defendant's motion and entered judgment dismissing the Missouri action. In September 1998, Bond Purchase commenced a new action in the Delaware Court of Chancery against the Registrant and its general partner seeking money damages, declaratory and injunctive relief. Bond Purchase subsequently withdrew its demand for money damages in that Delaware action. In December 1998, the case was tried before Vice Chancellor Myron Steele of the Delaware Court of Chancery. Thereafter, on July 22, 1999, the Court directed the Registrant to provide Bond Purchase with the list of investors. When the Registrants application for a stay pending appeal was thereafter denied, the Registrant turned the list over to Bond Purchase. The plaintiff prior to trial withdrew its claim for unspecified money damages in order to obtain an expedited trial and has not reasserted those claims.

Item 4.  Submission of Matters to a Vote of Limited Partners

None.

                                     PART II

Item 5.  Market for the Registrant's BUC$ and Related Limited Partner Matters

As of June 1, 2000, there were 2,259 holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise since inception. No distributions are anticipated in the foreseeable future.

There continues to be a number of requests for the list of BUC$ holders of limited partnerships such as the Registrant. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BUC$ in the Registrant and seeks the list for an improper purpose, a purpose that is not in the best interest of the Registrant or is harmful to the Registrant. In order to best serve and protect the interests of the Registrant and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Registrant's list of BUC$ holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BUC$ holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 6.  Selected Financial Data.

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto set forth in Item 8.

                                                    For the Years ended March 31,
                           -------------------------------------------------------------------------------
OPERATIONS                      2000            1999             1998             1997            1996
----------                 -------------   -------------    -------------    -------------   -------------
Rental and other income      $ 7,915,054     $ 9,889,351      $ 9,517,723      $ 9,775,005     $ 9,783,022
                              ==========      ==========       ==========       ==========      ==========

Interest income              $    24,826     $    32,104      $    51,349      $    41,291     $    49,257
                              ==========      ==========       ==========       ==========      ==========

Interest expense             $ 4,408,997     $ 4,354,244      $ 4,362,919      $ 4,428,530     $ 4,448,986
                              ==========      ==========       ==========       ==========      ==========

Depreciation and
 amortization expenses       $ 2,433,206     $ 2,428,529      $ 2,448,723      $ 2,517,547     $ 2,549,449
                              ==========      ==========       ==========       ==========      ==========

Loss before minority
 interest and
 extraordinary item          $(5,435,229)    $(3,461,302)     $(3,101,859)     $(2,920,508)    $(2,587,393)
                              ==========      ==========       ==========       ==========      ==========

Minority interest in loss
 of local partnerships       $   637,201     $   496,863      $   428,961      $   409,993     $   421,144
                              ==========      ==========       ==========       ==========      ==========

Loss before extraordinary
 item                        $(4,798,028)    $(2,964,439)     $(2,672,898)     $(2,510,515)    $(2,166,249)
                              ==========      ==========       ==========       ==========      ==========

Extraordinary item -
 forgiveness of
 indebtedness                $ 1,656,843     $         0      $         0      $         0     $         0
                              ==========      ==========       ==========       ==========      ==========

Net loss                     $(3,141,185)    $         0      $         0      $         0     $         0
                              ==========      ==========       ==========       ==========      ==========

Loss before extraordinary
 item per limited
 partnership unit            $   (125.22)    $    (77.36)     $    (69.55)     $    (65.19)    $    (56.25)

Extraordinary item per
 limited partnership unit          43.24               0                0                0               0
                              ----------      ----------       ----------       ----------      ----------

Net loss per limited
 partner BUC$                $    (81.98)    $    (77.36)     $    (69.55)     $    (65.19)    $    (56.25)
                              ==========      ==========       ==========       ==========      ==========

Total assets                 $64,662,321     $65,885,709      $68,835,813      $70,502,375     $72,944,919
                              ==========      ==========       ==========       ==========      ==========

Mortgage notes payable       $44,569,822     $45,127,197      $45,632,851      $46,099,028     $46,387,992
                              ==========      ==========       ==========       ==========      ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations under Section 42 of the Internal Revenue Code in order to protect the related tax credits. The Registrant's primary source of funds is rental revenues which are fully utilized at the property level. As of March 31, 2000, there were no working capital reserves available to fund Registrant level expenses. The Registrant is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, require the Local General Partners and/or their affiliates to fund cash flow deficits. All operating deficit guaranty agreements have expired. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2000 and 1999 also reflect payables of $427,000 and $271,000 under operating deficit guaranty agreements at Hubbard's Ridge and Hill Top Homes, which have expired.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
The Summer Creek Villas has experienced significant declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate, competitive to the Project. This problem is further compounded by the increased costs in marketing the property to effectively compete in the sub market. Further, rent levels are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn and maximum rents that the Project is allowed to charge. The Summer Creek Villas has been obligated, since 1996 to repay significant amounts of principal on its mortgage.

During 2000, in an effort to improve occupancy, the Summer Creek Villas invested approximately $375,000 to improve the physical condition of the property. Such improvements primarily consisted of painting and pressure cleaning of roofs, landscaping, and individual unit upgrades. As of June 1, 2000, occupancy has increased to 89%.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the general partner under the operating deficit guaranties totaled $2,742,460. In addition, the general partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,945,074, which includes $300,000 from 2000, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 2000, 2001 and 2002, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (the Class A limited partnership) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2000 to fund operating deficits total $2,869,761 which comprise; $2,169,761 from the Partnership which was eliminated in consolidation and $700,000 from the Class C local limited partner. Management expects to obtain additional funding from the partners in the coming two years.

These loans, if obtained, are expected to enable the Local Partnership to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering the possibility of restructuring the Partnership's debt, however, as of December 31, 1999, no definitive agreements have been reached. Additionally, the Partnership expects that the anticipated project shortfall in 2001 will be approximately $2,000,000. Loans from the Funding Agreement will be used to pay for approved expenditures and shortfalls.

As of March 31, 2000 and 1999, the consolidated financial statements include total assets of $34,674,355 and $35,322,723, respectively, total liabilities of $31,495,783 and $29,172,364, respectively, and a minority interest of $1,543,965 and $2,179,722, respectively, attributable to this subsidiary.

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

FISCAL 2000 VS. FISCAL 1999
Rental income decreased approximately $902,000 for the year ended March 31, 2000 as compared to 1999 primarily due to a decrease in occupancy at Summer Creek Villas due to an increase in evictions necessary to stabilize the tenant profile.

Other income decreased approximately $1,072,000 for the year ended March 31, 2000 as compared to 1999 primarily due to a decrease in application fees, termination fees and tenant damage fees at Summer Creek Villas.

Interest income decreased approximately $7,000 for the year ended March 31, 2000 as compared to 1999 primarily due to a decrease in cash and cash equivalents during 1998 at Diamond Street Venture.

Repairs and maintenance increased approximately $480,000 for the year ended March 31, 2000 as compared to 1999 primarily due to repairs made at Summer Creek Villas.

General and administrative decreased approximately $503,000 for the year ended March 31, 2000 as compared to 1999 primarily due to increased legal expenses during 1999 at the Partnership level from Bond Purchase (see Item 3).

Property management fees decreased approximately $38,000 for the year ended March 31, 2000 as compared to 1999 primarily due to the change in management agent at Summer Creek Villas.

FISCAL 1999 VS. FISCAL 1998
Rental income increased approximately $333,000 for the year ended March 31, 1999 as compared to 1998 primarily due to increases of $197,000, $83,000 and $54,000 at Summer Creek Villas, Cutler Canal II and RMB, respectively, resulting from higher occupancies.

Repairs and maintenance increased approximately $227,000 for the year ended March 31, 1999 as compared to 1998 primarily due to an increase of $219,000 in maintenance costs for repaving, carpet and unit repairs, and interior painting incurred in 1998 at Summer Creek Villas.

General and administrative expenses increased $676,000 for the year ended March 31, 1999 as compared to 1998 primarily due to an increase in legal and administrative expenses at Summer Creek Villas of $180,000, and increased legal and administrative fees of $425,000 at the Partnership level.

Registrant management fees decreased $43,000 for the year ended March 31, 1999 as compared to 1998 primarily due to a reduction of the fee for participating interest of the invested assets from 0.5% to 0.375% annually.

PROPERTY INFORMATION
The Registrant currently holds interest in eight Local Partnerships. The following schedule gives specific details about the related Properties.

                                                                            Registrant's
                                      Gross Carrying      Occupancy          Low-Income
                                         Value of          Rate at        Housing Tax Credit
                            Number      Property at      December 31,    for the Year Ended
Property (a)               of Units   March 31, 2000       1999 (c)       December 31, 1999
------------               --------   -------------- ------------------ ---------------------
RMB Limited Partnership       196      $  5,310,849          97%             $  395,768
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II               216        11,323,673          97                 896,700
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)     48         2,890,405          90                 282,288
  Philadelphia, PA
Papillion Heights              48         2,206,424          83                 173,661
  Apartments L.P.
  Papillion, NE
Hill Top Homes                171         8,103,624          91                 616,545
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                    770        40,832,871          65               2,241,160
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza           77         6,449,682          99                 429,238
  Limited Partnership
  Richmond, VA
Compton Townhouses             39         2,445,632          97                 205,620
                                         ----------                           ---------
  Limited Partnership
  Cincinnati, OH
                                        $79,563,160                          $5,240,980
                                         ==========                           =========

(a) At March 31, 2000, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

There were no significant changes in occupancies at the above properties as of June 1, 2000, except for an increase at Summer Creek Villas to 89% due to extensive refurbishing of apartments.

Net operating income before debt service of the Local Partnerships for each of the years in the three-year period ended March 31, 2000 was as follows:

                                               2000          1999          1998
                                           ------------  ------------  ------------
Hubbard's Ridge                              $  312,000    $  227,000    $  196,000
Cutler Canal II                                 540,000       482,000       418,000
Diamond Street                                   96,000       131,000        55,000
Papillion Heights                                76,000       109,000       108,000
Hill Top Homes                                  387,000       214,000       243,000
Summer Creek Villas                              63,000     2,471,000     2,687,000
Brookland Park Plaza                            205,000       373,000       337,000
Compton Townhouses                              141,000       157,000       138,000
                                              ---------     ---------     ---------

                                             $1,820,000    $4,164,000    $4,182,000
                                              =========     =========     =========

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Reports                                    15

         Consolidated Statements of Financial Condition
         as of March 31, 2000 and 1999                                    34

         Consolidated Statements of Operations for the
         years ended March 31, 2000, 1999 and 1998                        35

         Consolidated Statements of Changes in Partners'
         Capital for the years ended March 31, 2000, 1999
         and 1998                                                         36

         Consolidated Statements of Cash Flows for the
         years ended March 31, 2000, 1999 and 1998                        37

         Notes to Consolidated Financial Statements                       38

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries




We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, changes in partners' capital (deficit) and cash flows of Patriot Tax Credit Properties L.P. and Subsidiaries for the year ended March 31, 1998 were audited by other auditors, whose report dated May 14, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our report on the 2000 financial statements of subsidiary included an explanatory paragraph describing conditions that raised substantial doubt regarding its ability to continue as a going concern, as discussed in note 8 to the consolidated financial statements.

REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 5, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P.
(formerly known as Prudential-Bache Tax Credit Properties L.P.)
(A Delaware Limited Partnership)


We have audited the accompanying consolidated statements of financial condition of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 1998 and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the consolidated subsidiaries, which statements reflect total assets of $68,716,116 as of March 31, 1998 and total revenues of $9,563,471 and $9,809,626 for the years ended March 31, 1998 and 1997, respectively. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for the consolidated subsidiaries, is based solely on the reports of the other auditors.

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


ANCHIN, BLOCK & ANCHIN LLP


New York, New York
May 14, 1998

[Letterhead of Dickey & Wolf, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[Letterhead of Dickey & Wolf, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 25, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal II Associates, Ltd., as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd., as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 25, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal II Associates, Ltd., as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd., as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 27, 1999

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Street Venture

We have audited the accompanying balance sheets of Diamond Street Venture (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Street Venture as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 26, 2000

[Letterhead of Ziner & Company, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Street Venture

We have audited the accompanying balance sheets of Diamond Street Venture (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Street Venture as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 18, 1999

[Letterhead of Schultz, Durham & Rapp, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 7, 2000

[Letterhead of Schultz, Durham & Rapp, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 4, 1999

[Letterhead of Dickey & Wolf, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity/(deficit) and cash flows for they years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for they years then ended, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[Letterhead of Dickey & Wolf, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statement of operations, partners' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 25, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt regarding its ability to continue as a going concern. Management's plans in connection with these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 and 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 16, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt regarding its ability to continue as a going concern. Management's plans in connection with these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 and 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, if fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 17, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookland Park Plaza Limited Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 1999, and the related statements of operations, partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 20, 2000 on our consideration of Brookland Park Plaza Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Renee G. Scruggs
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 20, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookland Park Plaza Limited Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 1998, and the related statements of operations, partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 20, 1999 on our consideration of Brookland Park Plaza Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Renee G. Scruggs
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 20, 1999

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

/s/ Reznick Fedder & Silverman
Audit Principal: Renee G. Scruggs
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 20, 1998

[Letterhead of Barnes, Dennig & Co., Ltd.]

Report of Independent Certified Public Accountants

To the Partners
Compton Townhouses Limited Partnership
(An Ohio Limited Partnership)

We have audited the accompanying balance sheets of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 28, 2000

[Letterhead of Barnes, Dennig & Co., Ltd.]

Report of Independent Certified Public Accountants

To the Partners
Compton Townhouses Limited Partnership
(An Ohio Limited Partnership)

We have audited the accompanying balance sheets of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
February 3, 1999

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                         March 31,
                                                                ---------------------------
                                                                    2000           1999
                                                                ------------  -------------
Investment in property:

Land                                                             $ 4,005,633   $ 4,005,633
Building and improvements                                         75,557,527    75,355,591
Accumulated depreciation                                         (19,762,979)  (17,604,303)
                                                                 -----------   -----------

Net investment in property                                        59,800,181    61,756,921
Cash and cash equivalents                                            956,906       254,539
Cash and cash equivalents held in escrow                           1,283,893     1,007,919
Deferred financing costs, net                                      2,313,555     2,587,637
Other assets                                                         307,786       278,693
                                                                  ----------    ----------

Total assets                                                     $64,662,321   $65,885,709
                                                                  ==========    ==========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

Mortgage notes payable                                           $44,569,822   $45,127,197
Accrued interest payable                                           1,818,537     1,590,244
Other accrued expenses and liabilities                             2,019,849     1,760,924
Due to general partners and affiliates of local partnerships       3,057,164     3,023,695
Development fees payable                                           1,450,709     1,450,709
Construction costs payable                                                 0       605,358
Real estate taxes payable                                            124,014       105,318
Due to General Partner and its affiliates                          3,866,475       687,537
                                                                  ----------    ----------

Total liabilities                                                 56,906,570    54,350,982
                                                                  ----------    ----------

Minority interests in local partnerships                           1,737,300     2,375,091
                                                                  ----------    ----------

Partners' capital:

Limited partners (38,125 BUC$ issued and outstanding)              5,239,637     8,365,116
General partner (1 BUC$ issued and outstanding)                      778,814       794,520
                                                                  ----------    ----------

Total partners' capital                                            6,018,451     9,159,636
                                                                  ----------    ----------

Total liabilities and partners' capital                          $64,662,321   $65,885,709
                                                                  ==========    ==========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended March 31,
                                                    ---------------------------------------------
                                                         2000           1999            1998
                                                    -------------   -------------   -------------
Revenues
Rental income                                         $ 7,389,657     $ 8,291,456     $ 7,958,742
Other income                                              525,397       1,597,895       1,558,981
Interest income                                            24,826          32,104          51,349
                                                       ----------      ----------      ----------

                                                        7,939,880       9,921,455       9,569,072
                                                       ----------      ----------      ----------

Expenses
Interest                                                4,408,997       4,354,244       4,362,919
Depreciation and amortization                           2,433,206       2,428,529       2,448,723
Operating and other                                       929,421         896,974         907,657
Taxes and insurance                                     1,012,106       1,051,509       1,134,224
Repairs and maintenance                                 2,004,251       1,524,090       1,297,005
General and administrative                              2,028,747       2,531,475       1,855,565
Property management fees                                  304,317         351,060         353,888
Partnership management fees                               254,064         244,876         310,950
                                                       ----------      ----------      ----------

Total expenses                                         13,375,109      13,382,757      12,670,931
                                                       ----------      ----------      ----------

Loss before minority interest and extraordinary item   (5,435,229)     (3,461,302)     (3,101,859)
Minority interest in loss of local partnerships           637,201         496,863         428,961
                                                       ----------      ----------      ----------

Loss before extraordinary item                         (4,798,028)     (2,964,439)     (2,672,898)

Extraordinary item - forgiveness of indebtedness
 income (Note 9)                                        1,656,843               0               0
                                                       ----------      ----------      ----------

Net loss                                              $(3,141,185)    $(2,964,439)    $(2,672,898)
                                                       ==========      ==========      ==========

Loss before extraordinary item -
 limited partners                                      (4,774,038)     (2,949,617)     (2,651,716)
Extraordinary item-limited partners                     1,648,559               0               0
                                                       ----------      ----------      ----------
Net loss-limited partners                             $(3,125,479)    $(2,949,617)    $(2,651,716)
                                                       ==========      ==========      ==========

Number of limited partnership units
 outstanding                                               38,125          38,125          38,125
                                                       ==========      ==========      ==========

Loss before extraordinary item per limited
 partnership unit                                     $   (125.22)    $    (77.36)    $    (69.55)
Extraordinary item per limited
 partnership unit                                           43.24               0               0
                                                       ----------      ----------      ----------
Net loss per limited partnership unit                 $    (81.98)    $    (77.36)    $    (69.55)
                                                       ==========      ==========      ==========

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                  Limited        General
                                     Total        Partners       Partner          BUC$
                                  -----------     --------       -------          ----
Partners' capital (deficit) -
March 31, 1997                    $13,762,475   $13,966,449    $  (203,974)      38,126

Capital contribution                1,034,498             0      1,034,498            0

Net loss                           (2,672,898)   (2,651,716)       (21,182)           0
                                   ----------    ----------     ----------       ------

Partners' capital
March 31, 1998                     12,124,075    11,314,733        809,342       38,126

Net loss                           (2,964,439)   (2,949,617)       (14,822)           0
                                   ----------    ----------     ----------       ------

Partners' capital
March 31, 1999                      9,159,636     8,365,116        794,520       38,126

Net loss                           (3,141,185)   (3,125,479)       (15,706)           0
                                   ----------    ----------     ----------       ------

Partners' capital
March 31, 2000                    $ 6,018,451   $ 5,239,637    $   778,814       38,126
                                   ==========    ==========     ==========       ======

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended March 31,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------  ------------  ------------
Cash flows from operating activities:
Net loss                                                 $(3,141,185)  $(2,964,439)  $(2,672,898)
                                                          ----------    ----------    ----------
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
Depreciation and amortization                              2,433,206     2,428,529     2,448,723
Minority interest in loss of local partnerships             (637,201)     (496,863)     (428,961)
Forgiveness of debt (Note 9)                              (1,656,843)     (154,500)     (154,500)
(Increase) decrease in cash held in escrow                  (275,974)      542,212      (646,645)
Increase (decrease) in real estate taxes payable              18,696      (393,072)      380,195
Increase in accrued interest payable                         384,984        97,283       226,018
(Increase) decrease in other assets                          (29,541)      (26,034)       57,319
Increase in other accrued expenses and liabilities            36,834     1,083,201       692,663
                                                          ----------    ----------    ----------
Total adjustments                                            274,161     3,080,756     2,574,812
                                                          ----------    ----------    ----------

Net cash (used in) provided by operating activities       (2,867,024)      116,317       (98,086)
                                                          ----------    ----------    ----------

Cash flows from investing activities:
Investments in property                                     (201,936)     (313,839)     (458,194)
Decrease in development fees payable                               0      (129,000)            0
                                                          ----------    ----------    ----------
Net cash used in investing activities                       (201,936)     (442,839)     (458,194)
                                                          ----------    ----------    ----------

Cash flows from financing activities
Payments on mortgage notes                                  (557,375)     (505,654)     (466,177)
Advances from Local General Partners                         326,000       288,458       758,049
Advances from General Partner                                 18,000             0             0
Increase in due to Local General Partners
 and affiliates of Local Partnerships,
 General Partner and its affiliates                        3,285,292       224,840             0
Advance from local limited partner                           700,000             0             0
Distribution to minority interest                               (590)         (358)         (951)
                                                          ----------    ----------    ----------

Net cash provided by financing activities                  3,771,327         7,286       290,921
                                                          ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents         702,367      (319,236)     (265,359)
Cash and cash equivalents at beginning of year               254,539       573,775       839,134
                                                          ----------    ----------    ----------
Cash and cash equivalents at end of year                 $   956,906   $   254,539   $   573,775
                                                          ==========    ==========    ==========
Supplemental disclosures of cash flow information:
Interest paid                                            $ 3,981,754   $ 4,145,162   $ 4,286,125
                                                          ==========    ==========    ==========
Noncash financing activity:
Capital contribution resulting from forgiveness
 of debt by General Partner and its affiliates           $         0   $         0   $ 1,034,498
                                                          ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit. The general partner of the Partnership, from inception to September 30, 1997, Prudential-Bache Properties, Inc. (the "General Partner" or "PBP"), is not affiliated with a general partner of any Local Partnership ("Local General Partner"). P.B. Tax Credit S.L.P. ("PBSLP"), an affiliate of PBP, acted as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2000, the Partnership has investments in eight Local Partnerships.

On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, PBP withdrew as the General Partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP" or "General Partner"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC ("Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Partnership and also serve as partner or co-general partner of five of the eight Local Partnerships in which the Partnership has an interest. The Partnership's agreement of limited partnership (the "Partnership Agreement") was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Partnership to the New GP and to withdraw from the Partnership. The terms of the transaction are more fully described in the Partnership's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all partners of the Partnership.

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

Affiliates of the New GP and RCC have had significant involvement with the Partnership and the Local Partnerships, of which five are owned by RCC affiliates. During the acquisition phase of the Partnership's operation, among other services, affiliates of RCC provided various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services in-

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


cluded the identification, evaluation, negotiation and closing of certain of the Partnership's investments for which RCC was paid a portion of the acquisition fees and expenses paid to PBP.

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

The consolidated financial statements include the assets, liabilities and results of operations of the subsidiaries. All subsidiaries have fiscal years ending December 31. Intercompany transactions have been eliminated.

Minority interest in local partnerships represents the minority partners' share of the net assets of the Local Partnerships.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated, as of October 1, 1997, 99.5% to the limited partners and .5% to the General Partner. As of March 31, 2000, no distributions have been paid.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


g) Operating Deficit Guarantees

Pursuant to certain operating deficit guaranty agreements, Local General Partners are required to fund operating deficits, as defined in the Local Partnership agreements incurred during the period commencing with the break-even date, as defined in the Local Partnership agreements, and ending on the third anniversary of the break-even date. These advances are non-interest bearing. As of March 31, 2000, all operating deficit guaranty agreements have expired.

h) Rental Income

Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

NOTE 3 - Costs, Fees and Expenses

a) Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt. The accumulated amortization as of March 31, 2000 and 1999 is $2,917,228 and $2,643,146, respectively.

b) Management Fees

Each individual property has a managing agent who performs the necessary functions in operating the property. The property management fee is equal to a percentage of the annual gross revenues of a property paid in consideration of the property management services provided (See Note 7).

The General Partner was entitled to receive a management fee, payable from operations and reserves, in an amount not to exceed the difference between .5% per annum of Invested Assets (as defined in the Partnership Agreement) and the local administrative fee payable to PBSLP through September 30, 1997. As of October 1, 1997 the maximum amount for the management fee was reduced from .5% annually to 0.375% annually and the local administrative fee is payable to the new SLP. This management fee is for administering the affairs of the Partnership (See Note 6). Unpaid portions of the management fee for any year accrue without interest.

c) General and Administrative

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses payable by or allocable to the Partnership (See
Note 6). The Partnership also pays amounts directly to unrelated third parties for certain operating expenses.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:

                                 Net Investment in Property         Mortgage Notes Payable
                                ---------------------------      ---------------------------
Description (a)                      2000          1999              2000           1999
---------------                 ------------   ------------      ------------   ------------
Apartment Complexes:

RMB Limited Partnership          $ 3,616,447    $ 3,787,873       $ 1,876,026    $ 1,897,582
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                    8,888,728      8,985,598         5,876,166      5,914,640
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)         1,843,060      1,927,215         2,971,187      2,987,848
  Philadelphia, PA
Papillion Heights                  1,648,748      1,701,685         1,000,505      1,012,448
  Apartments L.P.
  Papillion, NE
Hill Top Homes                     6,272,463      6,458,356         3,455,028      3,523,642
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                        31,801,848     32,835,596        25,644,065     25,999,762
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza               4,259,111      4,488,612         2,431,080      2,455,216
  Limited Partnership
  Richmond, VA
Compton Townhouses                 1,469,776      1,571,986         1,315,765      1,336,059
                                  ----------     ----------        ----------     ----------
  Limited Partnership
  Cincinnati, OH
                                 $59,800,181    $61,756,921       $44,569,822    $45,127,197
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

NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending De-

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


cember 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                      Amount
                                   ------------
2000                                $   615,124
2001                                    678,063
2002                                    746,240
2003                                    822,305
2004                                    905,971
Thereafter                           40,802,119
                                     ----------
                                    $44,569,822
                                     ==========

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $39,629,822 bear interest at rates ranging from 6.25% to 10.75% and have final maturities ranging from September 1, 2006 to May 1, 2031. First mortgages include $25,644,065 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on May 1, 2016 and December 15, 2029, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional interest rate of 6%. The base interest rate is payable annually from Project Income, as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capital to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% continues to be accrued in the accompanying consolidated financial statements.

At March 31, 2000 and 1999, the estimated fair values of the mortgage notes payable were approximately $47,968,000 and $47,670,000, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


paid PBP from amounts which would otherwise be payable to the New GP pursuant to the terms of the Partnership Agreement. These services terminated March 31, 1998. The costs and expenses incurred to the General Partner (prior to October 1, 1997 PBP and thereafter the New GP) were:

                                                     Year Ended March 31,
                                            ---------------------------------------
                                                2000         1999           1998
                                            -----------   -----------   -----------
Partnership management fees                    $254,064      $244,876      $310,950
Property management fees                         76,700       125,917        87,633
Local administrative fees                        20,250        21,500        20,250
General and administrative                       94,417        98,826        75,723
Interest                                         87,852             0             0
                                                -------       -------       -------

                                               $533,283      $491,119      $494,556
                                                =======       =======       =======

The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

During 2000, the General Partner and its affiliates advanced $3,178,000 to the Partnership and as of March 31, 2000 and 1999, total advances outstanding are $3,866,475 and $687,537, respectively. The advances are unsecured, non-interest bearing and due on demand.

The Partnership maintained an account with the Prudential Tax Free Money Fund, an affiliate of PBP, for investment of its available cash in short-term instruments through October 31, 1997.

Prudential Securities Incorporated, an affiliate of PBP, owns 56 BUC$ at March 31, 2000.

NOTE 7 - General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in connection with the construction, financing and development of the Apartment Complexes. Interest is accrued on certain loans made by three, two and two of the Local General Partners during the years ended March 31, 2000, 1999 and 1998. Additionally, during the years ended March 31, 2000, 1999 and 1998, five of the Local Partnerships were managed by a Local General Partner or its affiliates. The costs were:

                                                      Year Ended March 31,
                                            ---------------------------------------
                                                2000          1999          1998
                                            -----------   -----------   -----------
Interest                                       $ 99,468      $ 69,280      $ 69,280
Management fees                                 203,597       244,626       202,448
                                                -------       -------       -------

                                               $303,065      $313,906      $271,728
                                                =======       =======       =======

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Due to general partners and affiliates of local partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,945,074, which includes $300,000 from 2000, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.

In May 1997, the management company for Summer Creek Villas and Cutler Canal II, an affiliate of the Local General Partner, was sold to a third party. Accordingly, at March 31, 2000, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

At March 31, 2000 and 1999, construction costs of $0 and $605,358 were payable to an affiliate of one of the Local General Partners. During the year ended March 31, 2000 the payable was forgiven (see Note 9).

At March 31, 2000 and 1999, development fees of $1,450,709 were payable to various Local General Partners.

NOTE 8 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 1997, 1998 and 1999, the account balance exceeded the FDIC limit.

NOTE 9 - Extraordinary Item - Forgiveness of Indebtedness Income

RMB LIMITED PARTNERSHIP ("HUBBARDS RIDGE")
During the year ended March 31, 2000 it was determined that construction costs payable in the amount of $605,358 would not be paid and such amounts were subsequently written off and recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
During 2000 and 1999, various partners made voluntary loans to the Partnership. The Local General Partner also elected to treat portions of such loans in the amount of $1,051,485 as nonrepayable in 2000 and recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 10 -  Commitments and Contingencies

Subsidiary Partnership - Going Concern

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
The Summer Creek Villas has experienced significant declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate, competitive to the Project. This problem is further compounded by the increased costs in marketing the property to effectively compete in the sub market. Further, rent levels are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn and maximum rents that the Project is allowed to charge. The Summer Creek Villas has been obligated, since 1996 to repay significant amounts of principal on its mortgage.

During 2000, in an effort to improve occupancy, the Summer Creek Villas invested approximately $375,000 to improve the physical condition of the property. Such improvements primarily consisted of painting and pressure cleaning of roofs, landscaping, and individual unit upgrades. As of June 1, 2000, occupancy has increased to 89%.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 2000, 2001 and 2002, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (the Class A limited partnership) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2000 to fund operating deficits total $2,869,761 which comprise; $2,169,761 from the Partnership which was eliminated in consolidation and $700,000 from the Class C local limited partner. Management expects to obtain additional funding from the partners in the coming two years.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering the possibility of restructuring the Summer Creek Villas' debt, however, as of December 31, 1999, no definitive agreements have been reached. Additionally, the Summer Creek Villas expects that the anticipated project shortfall in 2001 will be approximately $2,000,000. Loans from the Funding Agreement will be used to pay for approved expenditures and shortfalls.

As of March 31, 2000 and 1999, the consolidated financial statements include total assets of $34,674,355 and $35,322,723, respectively, total liabilities of $31,495,783 and $29,172,364, respectively, and a minority interest of $1,543,965 and $2,179,722, respectively, attributable to this subsidiary.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

NOTE 11 - Legal Proceeding

In late November 1997, Bond Purchase LLC ("Bond Purchase") demanded certain information with respect to the holders of Units. Although Bond Purchase initially stated other purposes for its request, Bond Purchase ultimately stated that the purpose of its demand was to assist Bond Purchase in making an offer to Unit holders to purchase 5% or less of the outstanding Units of the Partnership. In December 1997, the Partnership responded by, among other things, informing Bond Purchase that the Partnership would not make the requested information available to Bond Purchase unless Bond Purchase agreed to certain conditions intended to protect the Partnership and its investors. In February 1998, Bond Purchase filed a complaint in Missouri State Court against the Partnership and its general partner. The defendants moved to dismiss the Missouri action on the grounds, among others, that the Court lacked jurisdiction over the defendants and on August 21, 1998 the Court granted defendant's motion and entered judgment dismissing the Missouri action. In September 1998, Bond Purchase commenced a new action in the Delaware Court of Chancery against the Partnership and its general partner seeking money damages, declaratory and injunctive relief. Bond Purchase subsequently withdrew its demand for money damages in that Delaware action. In December 1998, the case was tried before Vice Chancellor Myron Steele of the Delaware Court of Chancery. Thereafter, on July 22, 1999, the Court directed the Partnership to provide Bond Purchase with the list of investors. When the Partnership's application for a stay pending appeal was thereafter denied, the Partnership turned the list over to Bond Purchase. The plaintiff prior to trial withdrew its claim for unspecified money damages in order to obtain an expedited trial and has not reasserted those claims.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The independent auditor for the Partnership, Anchin, Block, & Anchin LLP resigned on April 28, 1999 and was replaced by Reznick Fedder & Silverman, P.C. as was reported on Form 8K on May 13, 1999.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

The Registrant, the Registrant's General Partner and its directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors, and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filling requirements were satisfied on a timely basis. In making these disclosures, the Registrant relied solely on written representations of the General Partner, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

Name                                Position
----                                --------
Alan P. Hirmes                      Member, President and Chief
                                    Executive and Financial Officer

Stuart J. Boesky                    Member, Executive Vice President
                                    and Chief Operating Officer

Bruce H. Brown                      Senior Vice President

Denise L. Kiley                     Vice President

Mark J. Schlacter                   Vice President

Marc D. Schnitzer                   Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 45, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra

University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 44, is the sole stockholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

BRUCE H. BROWN, 46, is a Senior Vice President of Related and is Director of the Portfolio Management Group. He is responsible for overseeing the administration of the firm's public debt and equity partnerships encompassing the monitoring of the performance of each partnership and each investment. He is also responsible for Related's loan servicing activities with respect to the firm's $600 million participating and insured and co-insured mortgage portfolio. Prior to joining Related in 1987, Mr. Brown was a real estate lending officer at U.S. Trust Company of New York and previously held management positions in the hotel and resort industry with Helmsley-Spear and Westin Hotels. Mr. Brown graduated from Colgate University with a Bachelor of Arts degree.

DENISE L. KILEY, 40, is an Executive Vice President and Chief Underwriter for Related, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in Related sponsored corporate, public and private equity and debt funds. Ms. Kiley is also responsible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARK J. SCHLACTER, 49, is a Vice President of Mortgage Acquisitions of Related, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

MARK D. SCHNITZER, 39, is an Executive Vice President of Related and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research department of The First Boston Corporation in New York. Mr.

Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

GLENN F. HOPPS, 37, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of June 1, 2000, Messrs. Boesky and Hirmes own directly or beneficially 100% of the interest in the voting securities of the General Partner.

As of June 1, 2000, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 1, 2000, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements

         Independent Auditors' Report                                     15

         Consolidated Statements of Financial Condition as
         of March 31, 2000 and 1999                                       34

         Consolidated Statements of Operations for the
         years ended March 31, 2000, 1999 and 1998                        35

         Consolidated Statements of Changes in Partners'
         Capital for the years ended March 31, 2000, 1999
         and 1998                                                         36

         Consolidated Statements of Cash Flows for the
         years ended March 31, 2000, 1999 and 1998                        37

         Notes to Consolidated Financial Statements                       38

(a) 2.   FINANCIAL STATEMENT SCHEDULES AND INDEPENDENT
         AUDITORS' REPORT ON SCHEDULES

         Independent Auditors' Report on Schedules                        55

         Schedule III - Real Estate and Accumulated Depreciation          56

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

         Amendment Number 1 to Prudential-Bache Tax Credit
         Properties L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997***

         Form of Amended and Restated Agreement of Limited
         Partnership (included in Prospectus as Exhibit A)**

         Certificate of Limited Partnership as filed on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21,
         1989*

         Amendment to Certificate of Limited Partnership dated
         October 1, 1997***

         Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

         Form of Amended and Restated Agreement of Local Limited
         Partnership of Local Partnerships**

         Financial Statement Schedule (filed herewith)                    58

(b)      REPORTS ON FORM 8-K

         Current report on Form 8-K dated April 28, 1999 was filed on May 13, 1999 relating to the change in Registrant's accountant.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)



                             By:  RCC PARTNERS 96, L.L.C.,
                                  General Partner



Date: June 16, 2000               By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      Member, President and Chief
                                      Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                           Title                         Date
-----------------        ------------------------------------    -------------


                         Member, President and Chief
/s/ Alan P. Hirmes       Executive and Financial Officer
------------------       (principal executive and financial
Alan P. Hirmes           officer) of RCC Partners 96, L.L.C.     June 16, 2000


                         Member, Executive Vice President
/s/ Stuart J. Boesky     and Chief Operating Officer
--------------------     (principal operating officer) of
Stuart J. Boesky         RCC Partners 96, L.L.C.                 June 16, 2000


/s/ Glenn F. Hopps       Treasurer
------------------       (principal accounting officer) of
Glenn F. Hopps           RCC Partners 96, L.L.C.                 June 16, 2000

                    INDEPENDENT AUDITORS' REPORT
                    ----------------------------


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries


In connection with our audit of the consolidated financial statements of Patriot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 2000. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 5, 2000

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2000


                                                    Initial Cost to Partnership           Costs Capitalized
                                                    ---------------------------       Subsequent to Acquisition (7)
                                                                 Buildings and       -------------------------------
Description (4)(6)                Encumbrances       Land        Improvements        Improvements     Carrying Costs
------------------                ------------    ----------     ------------        ------------     --------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                     $ 1,876,026     $  107,237      $   965,136         $ 4,053,296       $  185,180
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                         5,876,166        807,071        1,388,350           9,060,524           67,728
Diamond Street Venture (3)
  Philadelphia, PA                  2,971,187          9,729          234,465           2,372,993          273,218
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                     1,000,505         63,329        1,816,598             259,945           66,552
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                     3,455,028        553,841        3,690,150           3,543,265          316,368
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL              25,644,065      2,396,876       10,578,563          25,980,637        1,876,795
Brookland Park Plaza L.P. (1)
  Richmond, VA                      2,431,080         50,000          109,850           5,913,617          376,165
Compton Townhouses L.P. (1)
  Cincinnati, OH                    1,315,765         17,550          476,708           1,923,171           28,203
                                   ----------      ---------       ----------          ----------        ---------

                                  $44,569,822     $4,005,633      $19,259,820         $53,107,498       $3,190,209
                                   ==========      =========       ==========          ==========        =========

                                             Gross Amounts                                                          Life on which
                                 at which Carried At Close of Period (5)                                           Depreciation in
                                 ---------------------------------------                      Date                  Latest Income
                                             Buildings and                 Accumulated    Construction     Date     Statements are
Description (4)(6)                  Land     Improvements      Total       Depreciation    Completed     Acquired      Computed
------------------               ----------  ------------   -----------    ------------   ------------   --------  ---------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                    $  107,237   $ 5,203,612   $ 5,310,849     $ 1,694,402       5/90         12/89          30
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                         807,071    10,516,602    11,323,673       2,434,945       1/91         1/90           40
Diamond Street Venture (3)
  Philadelphia, PA                    9,729     2,880,676     2,890,405       1,047,345       12/90        1/90           40
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                      63,329     2,143,095     2,206,424         557,676       12/90        4/90           40
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                     553,841     7,549,783     8,103,624       1,831,161       12/90        6/90           40
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL             2,396,876    38,435,995    40,832,871       9,031,023       8/91         6/90           40
Brookland Park Plaza L.P. (1)
  Richmond, VA                       50,000     6,399,682     6,449,682       2,190,571       12/90        7/90           27.5
Compton Townhouses L.P. (1)
  Cincinnati, OH                     17,550     2,428,082     2,445,632         975,856       6/92         1/92           40
                                  ---------    ----------    ----------      ----------

                                 $4,005,633   $75,557,527   $79,563,160     $19,762,979
                                  =========    ==========    ==========      ==========

(1) First mortgage
(2) Includes first and second mortgages
(3) Includes first, second and third mortgages
(4) At March 31, 2000, the Registrant holds a 66.5% interest in the Local Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 1999 is $80,464,063.
(6) The Registrant believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  MARCH 31, 2000

                                         Cost of Property and Equipment                         Accumulated Depreciation
                                 -----------------------------------------------      ----------------------------------------------
                                                                         Year Ended March 31,
                                 ---------------------------------------------------------------------------------------------------
Note A - Reconciliation             2000               1999              1998            2000              1999              1998
-----------------------          -----------       -----------       -----------      -----------       -----------      -----------
Balance at beginning of year     $79,361,224       $79,047,385       $78,589,191      $17,604,303       $15,450,304      $13,283,832
Additions during year:
Improvements                         201,936           313,839           458,194
Depreciation expense (1)                                                                2,158,676         2,153,999        2,166,472
                                  ----------        ----------        ----------       ----------        ----------       ----------

Balance at close of year         $79,563,160       $79,361,224       $79,047,385      $19,762,979       $17,604,303      $15,450,304
                                  ==========        ==========        ==========       ==========        ==========       ==========

(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.