Form 10-Q
period 2000-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2000-08-03
CIK 850184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3519080
---------------------------------                  -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


625 Madison Avenue, New York, New York                           10022
-----------------------------------------                   ----------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)421-5333

                                       N/A
                      -------------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                    ===============================
                                       June 30,        March 31,
                                         2000            2000
                                    ------------------------------
ASSETS
Investment in property:

Land                                $  4,005,633      $  4,005,633
Buildings and improvements            75,578,978        75,557,527
Accumulated depreciation             (20,318,314)      (19,762,979)
                                     -----------       -----------
Net investment in property            59,266,297        59,800,181
                                     -----------       -----------

Cash and cash equivalents              1,031,297           956,906
Cash and cash equivalents
  held in escrow                       1,209,166         1,283,893
Deferred financing costs, net
  of accumulation of $2,977,631
  and $2,917,228, respectively         2,253,152         2,313,555
Other assets                             367,904           307,786
                                     -----------       -----------
Total assets                        $ 64,127,816      $ 64,662,321
                                     ===========       ===========

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                   (continued)

                                      ==============================
                                         June 30,         March 31,
                                           2000             2000
                                      ------------------------------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                $ 44,452,498      $ 44,569,822
Accrued interest payable                 1,858,661         1,818,537
Other accrued expenses
  and liabilities                        2,070,887         2,019,849
Due to General Partners and
  affiliates of Local Partnerships       3,034,198         3,057,164
Development fees payable                 1,450,709         1,450,709
Real estate taxes payable                  190,981           124,014
Due to General Partner and
  its affiliates                         4,651,292         3,866,475
                                       -----------       -----------

Total liabilities                       57,709,226        56,906,570
                                       -----------       -----------

Minority interest in local
  partnerships                           1,384,521         1,737,300
                                       -----------       -----------

PARTNERS' CAPITAL

Limited partners (38,125 BUC$
  issued and outstanding)                4,260,177         5,239,637

General partner (1 BUC$
  issued and outstanding)                  773,892           778,814
                                       -----------       -----------

Total partners' capital                  5,034,069         6,018,451
                                       -----------       -----------

Total liabilities and partners'
  capital                             $ 64,127,816      $ 64,662,321
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         ===========================
                                              Three Months Ended
                                                    June 30,
                                         ---------------------------
                                           2000               1999*
                                         ---------------------------
Revenues
Rental income                            $ 1,996,177     $ 1,973,582
Other income                                 136,249          98,445
Interest income                                7,469           3,002
                                          ----------      ----------

                                           2,139,895       2,075,029
                                          ----------      ----------
Expenses
Interest                                   1,093,455       1,047,024
Depreciation and amortization                615,738         605,376
Operating and other                          180,990         204,645
Taxes and insurance                          278,430         272,758
Repairs and maintenance                      692,003         416,607
General and administrative                   478,666         436,901
Partnership management fees                   59,014          59,014
Property management fees                      78,358          84,656
                                          ----------      ----------

Total expenses                             3,476,654       3,126,981
                                          ----------      ----------

Loss before minority interest and
  extraordinary item                      (1,336,759)     (1,051,952)
Minority interest in loss of
  local partnerships                         352,377         248,701
                                          ----------      ----------
Loss before extraordinary item              (984,382)       (803,251)

Extraordinary item - forgiveness of
  indebtedness income (Note 3)                     0         605,358
                                          ----------      ----------
Net loss                                $   (984,382)    $  (197,893)
                                          ==========      ==========

Loss before extraordinary item -
  limited partners                      $   (979,460)    $  (799,235)
Extraordinary item - limited partners              0         602,331
                                          ----------      ----------
Net loss - limited partners             $   (979,460)    $  (196,904)
                                          ==========      ==========

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                        ============================
                                            Three Months Ended
                                                  June 30,
                                        ----------------------------
                                           2000               1999*
                                        ----------------------------
Number of limited partnership
  units outstanding                           38,125          38,125
                                         ===========     ===========

Loss before extraordinary item
  per limited partnership unit          $     (25.69)   $     (20.96)
Extraordinary item per limited
  partnership unit                                 0           15.80
                                         -----------     -----------

Net loss per limited
  partnership unit                      $     (25.69)   $      (5.16)
                                         ===========     ===========

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' CAPITAL
                                   (Unaudited)

                                          Limited         General
                              Total       Partners        Partner       BUC$
                            ---------     ---------      ---------    --------
Partners' capital
  April 1, 2000             $6,018,451   $5,239,637      $778,814      38,126

Net loss-Three
Months ended
June 30, 2000                 (984,382)    (979,460)       (4,922)          0
                             ---------    ---------       -------      ------

Partners' capital-
  June 30, 2000             $5,034,069   $4,260,177      $773,892      38,126
                             =========    =========       =======      ======

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            =============================
                                                 Three Months Ended
                                                       June 30,
                                            -----------------------------
                                                2000              1999
                                            -----------------------------
Cash flows from operating activities:
Net loss                                    $ (984,382)       $ (197,893)
                                             ---------         ---------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:

Forgiveness of debt (Note 3)                         0          (605,358)
Depreciation and amortization                  615,738           605,376
Minority interest in loss of
  local partnerships                          (352,377)         (248,701)
Decrease (increase) in cash held
  in escrow                                     74,727           (51,879)
Increase (decrease) in real estate
  taxes payable                                 66,967           (78,610)
Increase in accrued interest payable            40,124            36,080
(Increase) decrease in other assets            (60,118)           50,471
Increase in other liabilities                   51,038           302,231
                                             ---------         ---------
Total adjustments                              436,099             9,610
                                             ---------         ---------
Net cash (used in) provided by
  operating activities                        (548,283)         (188,283)
                                             ---------         ---------
Cash flows from investing activities:
Investment in property                         (21,451)          (37,188)
                                             ---------         ---------
Cash flows from financing activities:
Payments of mortgage notes                    (117,324)         (132,767)
Distribution to minority interest                 (402)             (590)
Advances from General Partner                  784,817            88,303
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                               (22,966)          300,042
                                             ---------         ---------
Net cash provided by (used in)
  financing activities                         644,125           254,988
                                             ---------         ---------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                            =============================
                                                 Three Months Ended
                                                       June 30,
                                            -----------------------------
                                                2000              1999
                                            -----------------------------
Net increase in cash and
  cash equivalents                              74,391            29,517
Cash and cash equivalents at
  beginning of period                          956,906           254,539
                                             ---------         ---------
Cash and cash equivalents at
  end of period                             $1,031,297        $  284,056
                                             =========         =========
Supplemental disclosure of cash flow
 information:
Non-cash Financing activity:

Interest paid                               $  825,038        $1,010,944
                                             =========         =========

Supplemental disclosures of
 non-cash financing activity:
Forgiveness of debt (Note 4)
Decrease in construction
  costs payable                             $        0        $  605,358

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2000.

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the three month period ended March 31, and occupancy rates are as of March 31.

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP") since October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes referred to as the "General Partner" or "General Partners" as the context requires.

                      PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

                                      Three Months Ended
                                            June 30,
                                   -----------------------
                                      2000           1999
                                   -----------------------
Partnership Management fees (a)    $  59,014     $  59,014
Property Management fees              18,351        29,321
Local administrative fees              5,062         5,062
General and administrative            24,022        14,909
                                    --------      --------

                                   $ 106,449     $ 108,306
                                    ========      ========

(a) A management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $562,000 and $503,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its financial obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

At June 30, 2000, the properties owned by five of the Local Partnerships are managed by a Local General Partner or its affiliates.

During the three months ended June 30, 2000, the General Partner and its affiliates advanced approximately $780,000 to the Partnership and as

                      PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

of June 30, 2000 and March 31, 2000, total advances outstanding are approximately $4,647,000 and $3,867,000, respectively. The advances are unsecured, non-interest bearing and due on demand.

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

SUMMER CREEK VILLAS LOCAL PARTNERSHIP ("SUMMER CREEK VILLAS")
The Summer Creek Villas has experienced significant declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate, competitive to the Project. This problem is further compounded by the increased costs in marketing the property to effectively compete in the sub market. Further, rent levels are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn and maximum rents that the Project is allowed to charge. The Summer Creek Villas has been obligated, since 1996 to repay significant amounts of principal on its mortgage.

During the three months ended June 30, 2000, in an effort to improve occupancy, the Summer Creek Villas invested approximately $697,000 to improve the physical condition of the property. Such improvements primarily consisted of painting and pressure cleaning of roofs, landscaping, and individual unit upgrades. As of July 2, 2000, occupancy has increased to 89%.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 2000, 2001 and 2002, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (the Class A limited partnership) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Total loans made through June 30, 2000 to fund operating deficits total $3,916,761 which comprise; $3,216,761 from the Partnership which was eliminated in consolidation and $700,000 from the Class C local limited partner. Management expects to obtain additional funding from the partners in the coming two years.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering the possibility of restructuring the Summer Creek Villas' debt, however, as of June 30, 2000, no definitive agreements have been reached. Additionally, the Summer Creek Villas expects that the anticipated project shortfall in 2001 will be approximately $2,000,000. Loans from the Funding Agreement will be used to pay for approved expenditures and shortfalls.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

RESULTS OF OPERATIONS

The operating results of the Local Partnerships consolidated herein are for the three months periods ended June 30, 2000. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $23,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999, primarily due to rental rate increases.

Other income increased approximately $38,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 due to a increase in application fees, termination fees and tenant damage fees received at Summer Creek Villas.

Interest income increased approximately $4,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 due to an increase in escrow balances at two Local Partnerships.

Operating and Other decreased approximately $24,000 for the three months ended June 30, 2000 as compared to corresponding period in 1999 due to decrease in water and sewer charges at Summer Creek Villas.

Repairs and maintenance increased approximately $275,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to the rehabilitation of apartments at Summer Creek Villas.

PROPERTY INFORMATION

Occupancies at the Local Partnerships were as follows:

                                        March 31,
                                 -----------------------
                                    2000         1999
                                 -----------------------
Property

Hubbard's Ridge                      97%          95%
Cutler Canal II                      97           97
Diamond Street                       92           94
Papillion Heights                    89           94
Hill Top Homes                       92           93
Summer Creek Villas                  63           70
Brookland Park Plaza                 97           99
Compton Townhouses                  100           95

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. Summer Creek Villas experienced a 7% decrease in occupancy rate for the three month period ended June 30, 2000 as compared with the corresponding period in 1999. This decrease was primarily due to an increase in evictions necessary to stabilize the tenant profile of the property. Other than Summer Creek Villas, none of the above properties experienced significant decreases in occupancy rates.

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

       (b) Reports on Form 8-K-No reports on Form 8-K were filed during the quarter.

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

Date:  August 2, 2000

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Member, President
                                         and Chief Executive and
                                         Financial Officer

Date:  August 2, 2000

                                     By: /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps
                                         Treasurer and
                                         Chief Accounting  Officer