Form 10-Q
period 2000-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2000-11-01
CIK 850184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


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
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                     ---------------    ---------------
                                                     ---------------    ---------------
                                                      September 30,         March 31,
                                                          2000                2000
                                                     ---------------    ---------------
ASSETS
Investment in property:

Land                                                 $     4,005,633    $     4,005,633
Buildings and improvements                                75,974,200         75,557,527
Accumulated depreciation                                 (20,843,805)       (19,762,979)
                                                     ---------------    ---------------
Net investment in property                                59,136,028         59,800,181
                                                     ---------------    ---------------

Cash and cash equivalents                                    841,491            956,906
Cash and cash equivalents
  held in escrow                                           1,335,689          1,283,893
Deferred financing costs, net
  of accumulation of $3,054,493
  and $2,917,228, respectively                             2,176,290          2,313,555
Other assets                                                 437,377            307,786
                                                     ---------------    ---------------
Total assets                                         $    63,926,875    $    64,662,321
                                                     ===============    ===============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                   (continued)

                                                     ---------------    ---------------
                                                     ---------------    ---------------
                                                      September 30,        March 31,
                                                           2000               2000
                                                     ---------------    ---------------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                               $    44,269,580    $    44,569,822
Accrued interest payable                                   1,957,518          1,818,537
Other accrued expenses
  and liabilities                                          1,915,222          2,019,849
Due to General Partners and
  affiliates of Local Partnerships                         3,816,656          3,057,164
Development fees payable                                   1,450,709          1,450,709
Real estate taxes payable                                    200,453            124,014
Due to General Partner and
  its affiliates                                           4,972,576          3,866,475
                                                     ---------------    ---------------

Total liabilities                                         58,582,714         56,906,570
                                                     ---------------    ---------------

Minority interest in local
  partnerships                                             1,138,161          1,737,300
                                                     ---------------    ---------------

PARTNERS' CAPITAL

Limited partners (38,125 BUC$
  issued and outstanding)                                  3,436,248          5,239,637

General partner (1 BUC$
  issued and outstanding)                                    769,752            778,814
                                                     ---------------    ---------------

Total partners' capital                                    4,206,000          6,018,451
                                                     ---------------    ---------------

Total liabilities and partners'
  capital                                            $    63,926,875    $    64,662,321
                                                     ===============    ===============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 ----------------------------------    ----------------------------------
                                 ----------------------------------    ----------------------------------
                                         Three Months Ended                    Six Months Ended
                                            September 30,                        September 30,
                                 ----------------------------------    ----------------------------------
                                       2000              1999*               2000               1999
                                 ----------------------------------    ----------------------------------
Revenues
Rental income                    $     2,072,154    $     1,851,687    $     4,068,331    $     3,825,269
Other income                             186,594            113,496            322,843            211,941
Interest income                           10,342              2,867             17,811              5,869
                                 ---------------    ---------------    ---------------    ---------------
                                       2,269,090          1,968,050          4,408,985          4,043,079
                                 ---------------    ---------------    ---------------    ---------------

Expenses
Interest                               1,092,875          1,050,779          2,186,330          2,097,803
Depreciation and
  amortization                           602,353            605,380          1,218,091          1,210,756
Operating and other                      201,478            200,950            382,468            405,595
Taxes and
  insurance                              279,885            263,147            558,315            535,905
Repairs and
  maintenance                            522,950            548,677          1,214,953            965,284
General and
  administrative                         502,069            398,670            980,735            835,571
Partnership
  management fees                         59,718             59,718            118,732            118,732
Property
  management fees                         82,191             81,822            160,549            166,478
                                 ---------------    ---------------    ---------------    ---------------
                                       3,343,519          3,209,143          6,820,173          6,336,124
                                 ---------------    ---------------    ---------------    ---------------

Loss before minority
  interest and
  extraordinary item                  (1,074,429)        (1,241,093)        (2,411,188)        (2,293,045)
Minority interest
  in loss of
  local partnerships                     246,360            291,138            598,737            539,839
                                 ---------------    ---------------    ---------------    ---------------
Loss before
  extraordinary item                    (828,069)          (949,955)        (1,812,451)        (1,753,206)

Extraordinary item -
  forgiveness of
  indebtedness
  income (Note 3)                              0                  0                  0            605,358
                                 ---------------    ---------------    ---------------    ---------------
Net loss                         $      (828,069)   $      (949,955)   $    (1,812,451)   $    (1,147,848)
                                 ===============    ===============    ===============    ===============

Loss before
  extraordinary item -
  limited partners               $      (823,929)   $      (945,205)   $    (1,803,389)   $    (1,744,440)
Extraordinary item -
  limited partners                             0                  0                  0            602,331
                                 ---------------    ---------------    ---------------    ---------------



                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                 ----------------------------------    ----------------------------------
                                 ----------------------------------    ----------------------------------
                                         Three Months Ended                    Six Months Ended
                                            September 30,                        September 30,
                                 ----------------------------------    ----------------------------------
                                       2000              1999*               2000               1999
                                 ----------------------------------    ----------------------------------

Net loss - limited
  partners                       $      (823,929)   $      (945,205)   $    (1,803,389)   $    (1,142,109)
                                 ===============    ===============    ===============    ===============
Number of
  limited partnership
  units outstanding                       38,125             38,125             38,125             38,125
                                 ===============    ===============    ===============    ===============
Loss before
  extraordinary item
  per limited
  partnership unit               $        (21.61)   $        (24.79)   $        (47.30)   $        (45.76)
Extraordinary item
  per limited
  partnership unit                             0                  0                  0              15.80
                                 ---------------    ---------------    ---------------    ---------------

Net loss per limited
  partnership unit               $        (21.61)   $        (24.79)   $        (47.30)   $        (29.96)
                                 ===============    ===============    ===============    ===============

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)

                                                        Limited            General
                                      Total             Partners           Partner              BUC$
                                 ---------------    ---------------    ---------------    ---------------
Partners' capital
April 1, 2000                    $     6,018,451    $     5,239,637    $       778,814             38,126

Net loss-Six
Months ended
September 30, 2000                    (1,812,451)        (1,803,389)            (9,062)                 0
                                 ---------------    ---------------    ---------------    ---------------

Partners' capital-
September 30, 2000               $     4,206,000    $     3,436,248    $       769,752             38,126
                                 ===============    ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                ----------------------------------
                                                ----------------------------------
                                                         Six Months Ended
                                                           September 30,
                                                ----------------------------------
                                                      2000               1999*
                                                ----------------------------------
Cash flows from operating activities:
Net loss                                        $    (1,812,451)   $    (1,147,848)
                                                ---------------    ---------------
Adjustments to reconcile net loss
  to net cash used in
  operating activities:

Forgiveness of debt (Note 3)                                  0           (605,358)
Depreciation and amortization                         1,218,091          1,210,756
Minority interest in loss of
  local partnerships                                   (598,737)          (539,839)
Increase in cash held in escrow                         (51,796)          (240,637)
Increase in real estate taxes payable                    76,439             85,465
Increase (decrease) in accrued
 interest payable                                       138,981           (152,604)
Increase in other assets                               (129,591)           (12,547)
(Decrease) increase in other liabilities               (104,627)           390,665
                                                ---------------    ---------------
Total adjustments                                       548,760            135,901
                                                ---------------    ---------------
Net cash used in operating activities                (1,263,691)        (1,011,947)
                                                ---------------    ---------------

Cash flows from investing activities:
Investment in property                                 (416,673)          (129,396)
                                                ---------------    ---------------

Cash flows from financing activities:
Payments of mortgage notes                             (300,242)          (298,849)
Distribution to minority interest                          (402)              (590)
Advances from General Partner                         1,106,101            225,691
Advance from local limited partner                      700,000                  0
Increase in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                         59,492          1,319,513
                                                ---------------    ---------------
Net cash provided by
  financing activities                                1,564,949          1,245,765
                                                ---------------    ---------------



                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                ----------------------------------
                                                ----------------------------------
                                                         Six Months Ended
                                                           September 30,
                                                ----------------------------------
                                                      2000               1999*
                                                ----------------------------------
Net (decrease) increase in cash and
  cash equivalents                                     (115,415)           104,422

Cash and cash equivalents at
  beginning of period                                   956,906            254,539
                                                ---------------    ---------------

Cash and cash equivalents at
  end of period                                 $       841,491    $       358,961
                                                ===============    ===============

Supplemental disclosure of cash
  flow information:

Non-cash financing activity:

Interest paid                                   $     2,047,349    $     2,250,407
                                                ===============    ===============

Supplemental disclosures of non-cash
  financing activity:
Forgiveness of debt (Note 4)
Decrease in construction
  costs payable                                 $             0    $       605,358

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and the cash flows for the six months ended September 30, 2000 and 1999. However, the operating results and cash flows for the interim periods may not be indicative of the results expected for a full year.

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

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP"). Since October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes referred to as the "General Partner" or "General Partners" as the context requires.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

Note 2 - Related Parties

The General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred to the General Partner were:

                                         Three Months Ended                     Six Months Ended
                                            September 30,                         September 30,
                                 ----------------------------------    ----------------------------------
                                       2000               1999               2000              1999
                                 ----------------------------------    ----------------------------------
Partnership Management fees (a)  $        59,718    $        59,718    $       118,732    $       118,732
Property Management fees                  21,157             24,093             39,508             53,414
Local administrative fees                  5,063              5,062             10,125             10,124
General and administrative                32,013             16,000             56,035             30,909
                                 ---------------    ---------------    ---------------    ---------------
                                 $       117,951    $       104,873    $       224,400    $       213,179
                                 ===============    ===============    ===============    ===============

(a) A management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $622,000 and $503,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its financial obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

As of September 30, 2000, the properties owned by five of the Local Partnerships are managed by a Local General Partner or its affiliates.

During the six months ended September 30, 2000, the General Partner and its affiliates advanced approximately $1,106,000 to the Partnership and as of September 30, 2000 and March 31, 2000, total advances outstanding are approximately $4,973,000 and $3,867,000, respectively. The advances are unsecured, non-interest bearing and due on demand.

Note 3 - Extraordinary Item-Forgiveness of Indebtedness Income

RMB LIMITED PARTNERSHIP ("HUBBARDS RIDGE")
During the six months ended September 30, 1999 it was determined that construction costs payable in the amount of $605,358 would not be paid and such amounts were subsequently written off and recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

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

During the six month period ending September 30, 2000, in an effort to improve occupancy, the Summer Creek Villas invested approximately $897,000 to improve the physical condition of the property. Such improvements primarily consisted of painting and pressure cleaning of roofs, landscaping, and individual unit upgrades. As of October 15, 2000, occupancy has increased to 91%.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 2000, 2001 and 2002, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (the Class A limited partnership) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Total loans made through September 30, 2000 to fund operating deficits total $4,816,761 which comprise; $3,416,761 from the Partnership which was eliminated in consolidation and $1,400,000 from the Class C local limited partner. Management expects to obtain additional funding from the partners in the coming two years.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering restructuring the Summer Creek Villas' debt. As of September 30, 2000, however no definitive agreements have been reached. Additionally, the Summer Creek Villas expects that the anticipated project shortfall in 2001 will be approximately $2,000,000. Loans from the funding agreement will be used to pay for approved expenditures and shortfalls.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

RESULTS OF OPERATIONS

The operating results of the Local Partnerships consolidated herein are for the three and six months periods ended September 30, 2000. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $220,000 and $243,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999, primarily due to an increase in occupancy at Summer Creek Villas and rental rate increases.

Other income increased approximately $73,000 and $111,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 due to a increase in application fees and termination fees received at Summer Creek Villas.

Interest income increased approximately $7,000 and $12,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 due to an increase in escrow balances at one Local Partnership.

Repairs and maintenance increased approximately $250,000 for the six months ended September 30, 2000 as compared to the corresponding period in 1999 primarily due to the rehabilitation of apartments at Summer Creek Villas.

General and administrative increased approximately $103,000 and $145,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to increases in administrative salaries, advertising, and rent up expenses incurred in 2000 at Summer Creek Villas.

PROPERTY INFORMATION

Occupancies at the Local Partnerships were as follows:

                                          JUNE 30,
                                   ----------------------
                                     2000         1999
                                   ----------------------
Property

Hubbard's Ridge                       99%          96%
Cutler Canal II                       96           99
Diamond Street                        93           88
Papillion Heights                     88           92
Hill Top Homes                        95           94
Summer Creek Villas                   90           58
Brookland Park Plaza                  96           99
Compton Townhouses                    97           97

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. Summer Creek Villas experienced a 32% increase in occupancy rate for the six month period ended September 30, 2000 as compared with the corresponding period in 1999. This increase was primarily due to management's effort to improve the physical condition of the property. Other than Summer Creek Villas, none of the above properties experienced significant changes in occupancy rates.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                           By:  RCC PARTNERS 96, L.L.C.,
                                General Partner

Date:  October 31, 2000

                                By: /s/ Alan P. Hirmes
                                   -------------------
                                    Alan P. Hirmes
                                    Member, President and Chief
                                    Executive and Financial Officer

Date:  October 31, 2000

                                By: /s/ Glenn F. Hopps
                                   -------------------
                                    Glenn F. Hopps
                                    Treasurer and
                                    Chief Accounting  Officer