Form 10-Q
period 2000-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2001-02-12
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
------ OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
             (Exact name of registrant as specified in its charter)

          Delaware                         13-3519080
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (212)421-5333

                                        N/A
                         ------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                       December 31,  March 31,
                                                          2000         2000
                                                      -----------  ------------

ASSETS
Investment in property:

Land                                                 $  4,005,633   $ 4,005,633
Buildings and improvements                             75,994,367    75,557,527
Accumulated depreciation                              (21,384,217)  (19,762,979)
                                                       -----------   -----------
Net investment in property                             58,615,783    59,800,181
                                                       -----------   -----------

Cash and cash equivalents                               1,071,105       956,906
Cash and cash equivalents
  held in escrow                                        1,423,435     1,283,893
Deferred financing costs, net
  of accumulation of $3,123,124
  and $2,917,228, respectively                          2,107,659     2,313,555
Other assets                                              492,243       307,786
                                                      -----------   -----------

Total assets                                         $ 63,710,225  $ 64,662,321
                                                      ===========   ===========

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                   (continued)


                                                       December 31,  March 31,
                                                          2000         2000
                                                      -----------  ------------

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                               $ 44,146,377  $ 44,569,822
Accrued interest payable                                2,258,718     1,818,537
Other accrued expenses
  and liabilities                                       1,957,674     2,019,849
Due to General Partners and
  affiliates of Local Partnerships                      4,625,441     3,057,164
Development fees payable                                1,450,709     1,450,709
Real estate taxes payable                                 281,449       124,014
Due to General Partner and
  its affiliates                                        4,805,760     3,866,475
                                                     ------------  ------------

Total liabilities                                      58,526,128    56,906,570
                                                     ------------  ------------

Minority interest in local
  partnerships                                            827,579     1,737,300
                                                     ------------  ------------

PARTNERS' CAPITAL

Limited partners (38,125 BUC$
  issued and outstanding)                               2,591,014     5,239,637

General partner (1 BUC$
  issued and outstanding)                                 765,504       778,814
                                                     ------------  ------------

Total partners' capital                                 3,356,518     6,018,451
                                                     ------------  ------------

Total liabilities and partners'
  capital                                            $ 63,710,225  $ 64,662,321
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended             Nine Months Ended
                                   December 31,                   December 31,
                          ----------------------------    --------------------------
                               2000           1999            2000           1999
                          ----------------------------    --------------------------
Revenues
Rental income            $  2,239,803    $  1,736,172    $  6,308,134    $  5,561,441
Other income                  209,849         145,989         532,692         357,930
Interest income                 2,245           4,457          20,056          10,326
                         ------------    ------------    ------------    ------------
                            2,451,897       1,886,618       6,860,882       5,929,697
                         ------------    ------------    ------------    ------------

Expenses
Interest                    1,097,194       1,045,535       3,283,524       3,143,338
Depreciation and
  amortization                609,043         605,376       1,827,134       1,816,132
Operating and other           196,813         191,581         579,281         597,176
Taxes and
  insurance                   282,916         260,750         841,231         796,655
Repairs and
  maintenance                 732,777         585,731       1,947,730       1,551,015
General and
  administrative              550,160         486,374       1,530,895       1,321,945
Partnership
  management fees              59,718          59,718         178,450         178,450
Property
  management fees              83,340          78,818         243,889         245,296
                         ------------    ------------    ------------    ------------
                            3,611,961       3,313,883      10,432,134       9,650,007
                         ------------    ------------    ------------    ------------

Loss before minority
  interest and
  extraordinary item       (1,160,064)     (1,427,265)     (3,571,252)     (3,720,310)
Minority interest
  in loss of
  local partnerships          310,582         359,384         909,319         899,223
                         ------------    ------------    ------------    ------------
Loss before
  extraordinary item         (849,482)     (1,067,881)     (2,661,933)     (2,821,087)

Extraordinary item -
  forgiveness of
  indebtedness
  income                            0               0               0         605,358
                         ------------    ------------    ------------    ------------
Net loss                 $   (849,482)   $ (1,067,881)   $ (2,661,933)   $ (2,215,729)
                         ============    ============    ============    ============


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                Three Months Ended             Nine Months Ended
                                   December 31,                   December 31,
                          ----------------------------    --------------------------
                               2000           1999            2000           1999
                          ----------------------------    --------------------------

Loss before
  extraordinary item -
  limited partners       $   (845,234)   $ (1,062,541)   $ (2,648,623)   $ (2,806,981)
Extraordinary item -
  limited partners                  0               0               0         602,331
                         ------------    ------------    ------------    ------------

Net loss - limited
  partners               $   (845,234)   $ (1,062,541)   $ (2,648,623)   $ (2,204,650)
                         ============    ============    ============    ============
Number of
  limited partnership
  units outstanding            38,125          38,125          38,125          38,125
                         ============    ============    ============    ============

Loss before
  extraordinary item
  per limited
  partnership unit       $     (22.17)   $     (27.87)   $     (69.47)   $     (73.63)
Extraordinary item
  per limited
  partnership unit                  0               0               0           15.80
                         ------------    ------------    ------------    ------------

Net loss per limited
  partnership unit       $     (22.17)   $     (27.87)   $     (69.47)   $     (57.83)
                         ============    ============    ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                        Limited        General
                           Total        Partners       Partner          BUC$
                       -----------    -----------    -----------    -----------
Partners' capital
April 1, 2000          $ 6,018,451    $ 5,239,637    $   778,814         38,126

Net loss-Nine
Months ended
December 31, 2000       (2,661,933)    (2,648,623)       (13,310)             0
                       -----------    -----------    -----------    -----------

Partners' capital-
December 31, 2000      $ 3,356,518    $ 2,591,014    $   765,504         38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Nine Months Ended
                                                       December 31,
                                                   2000            1999*
                                               ----------------------------

Cash flows from operating activities:
Net loss                                        $(2,661,933)   $(2,215,729)
                                                -----------    -----------
Adjustments to reconcile net loss
  to net cash used in
  operating activities:

Forgiveness of debt                                       0       (605,358)
Depreciation and amortization                     1,827,134      1,816,132
Minority interest in loss of
  local partnerships                               (909,319)      (899,223)
Increase in cash held in escrow                    (139,542)      (336,731)
Increase in real estate taxes payable               157,435        163,444
Increase in accrued interest payable                440,181        121,361
(Increase) decrease in other assets                (184,457)        36,766
(Decrease) increase in other liabilities            (62,175)       339,097
Increase in partnership management
  fees                                              178,450        178,450
Increase in public funds payable                     79,263         42,264
Increase in asset management fee                      7,500          7,000
                                                -----------    -----------
Total adjustments                                 1,394,470        863,202
                                                -----------    -----------
Net cash used in operating activities            (1,267,463)    (1,352,527)
                                                -----------    -----------

Cash flows from investing activities:
Investment in property                             (436,840)      (219,549)
                                                -----------    -----------

Cash flows from financing activities:
Payments of mortgage notes                         (423,445)      (407,831)
Distribution to minority interest                      (402)          (590)
Advances from General Partner                       674,072        101,133
Advances from local limited partner                 852,935              0

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                    Nine Months Ended
                                                       December 31,
                                                   2000            1999*
                                               ----------------------------

Increase in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                    715,342      2,621,256
                                                -----------    -----------
Net cash provided by
  financing activities                            1,818,502      2,313,968
                                                -----------    -----------
Net increase in cash and
  cash equivalents                                  114,199        741,892

Cash and cash equivalents at
  beginning of period                               956,906        254,539
                                                -----------    -----------

Cash and cash equivalents at
  end of period                                 $ 1,071,105    $   996,431
                                                ===========    ===========

Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

Interest paid                                   $ 2,843,343    $ 3,021,977
                                                ===========    ===========

Supplemental disclosures of
  non-cash financing activity:
Forgiveness of debt
Decrease in construction
  costs payable                                 $         0    $   605,358

*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and the cash flows for the nine months ended December 31, 2000 and 1999. However, the operating results and cash flows for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the nine month period ended September 30, 2000 and occupancy rates are as of September 30, 2000.

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

                                   Three Months Ended       Nine Months Ended
                                      December 31,              December 31,
                                ----------------------    ---------------------
                                   2000         1999         2000         1999
                                ----------------------    ---------------------

Partnership Manage-
  ment fees (a)                  $ 59,718     $ 59,718     $178,450     $178,450
Property Manage-
  ment fees                        20,504       21,027       60,012       74,441
Local administra-
  tive fees                         5,062        5,062       15,187       15,186
General and
  administrative                   30,727       33,263       86,762       64,172
                                 --------     --------     --------     --------
                                 $116,011     $119,070     $340,411     $332,249
                                 ========     ========     ========     ========


(a) A management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $681,000 and $503,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its financial obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

As of December 31, 2000, the properties owned by five of the Local Partnerships are managed by a Local General Partner or its affiliates.

During the nine months ended December 31, 2000, the General Partner and its affiliates advanced approximately $674,000 to the Partnership and as of December 31, 2000 and March 31, 2000, total advances outstanding are approximately $3,830,000 and $3,156,000, respectively. The advances are unsecured, non-interest bearing and due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the related tax credits. The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

Summer Creek Villas Local Partnership ("Summer Creek Villas")
-------------------------------------------------------------

The Summer Creek Villas has experienced significant declining occupancy levels over the course of the last few years, which have resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. In addition to the decline in occupancy levels, Summer Creek Villas' operations are further impeded by the inability to raise rents sufficiently to pay for the increase in operating costs. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market and the fact that the rents in the surrounding area are at market rate, competitive to the Project. This problem is further compounded by the increased costs in marketing the property to effectively compete in the sub market. Further, rent levels are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn and the maximum rents that the Project is allowed to charge. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During the nine month period ending December 31, 2000, in an effort to improve occupancy, the Summer Creek Villas spent approximately $1,234,000 to improve the physical condition of the property. Such improvements primarily consisted of painting and pressure cleaning of roofs, landscaping, and individual unit repairs.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 2000, 2001 and 2002, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, the Partnership (which is the Class A limited partner) and the other limited partners have in the past provided, and expect to continue in the future to provide loans under the funding agreement. Total loans made through December 31, 2000 to fund operating deficits total $5,306,696 comprised of $3,753,761 from the Partnership which was eliminated in consolidation and $1,552,935 from the Class C local limited partner. Management expects to obtain additional funding from the partners in the coming two years.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to sustain the improved occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering restructuring the Summer Creek Villas' debt. As of December 31, 2000, however no definitive agreements have been reached. Additionally, the Summer Creek Villas expects that the anticipated project shortfall in 2001 will be approximately $1,300,000 and anticipated capital expenditures in 2001 will be approximately $700,000. Loans from the funding agreement will be used to pay for approved expenditures and shortfalls.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to this subsidiary's financial statements included herein.

Results of Operations
---------------------

The operating results of the Local Partnerships consolidated herein are for the three and nine months periods ended December 31, 2000. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $504,000 and $747,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999, primarily due to an increase in occupancy at Summer Creek Villas and rental rate increases.

Other income increased approximately $64,000 and $175,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 due to an increase in application fees and termination fees received at Summer Creek Villas.

Interest income increased approximately $10,000 for the nine months ended December 31, 2000 as compared to the corresponding period in 1999 due to an increase in escrow balances at one Local Partnership.

Repairs and maintenance increased approximately $147,000 and $397,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to the rehabilitation of apartments at Summer Creek Villas.

General and administrative increased approximately $64,000 and $209,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to increases in administrative salaries, advertising, and marketing expenses incurred in 2000 at Summer Creek Villas.


Property Information
--------------------

Occupancies at the Local Partnerships were as follows:

                                       September 30,
                                    2000          1999
                                   --------------------
Property

Hubbard's Ridge                       99%          94%
Cutler Canal II                       98           99
Diamond Street                       100           92
Papillion Heights                     83           90
Hill Top Homes                        97           92
Summer Creek Villas                   93           58
Brookland Park Plaza                  97          100
Compton Townhouses                    97          100


(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. Summer Creek Villas experienced a 35% increase in occupancy rate for the nine month period ended December 31, 2000 as compared with the corresponding period in 1999. This increase was primarily due to management's effort to improve the physical condition of the property. Other than Summer Creek Villas, none of the above properties experienced significant changes in occupancy rates.

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

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                      By:  RCC PARTNERS 96, L.L.C.,
                           General Partner

Date:

                           By:
                              Alan P. Hirmes
                              Member, President and Chief
                              Executive and Financial Officer

Date:

                           By:
                              Glenn F. Hopps
                              Treasurer and
                              Chief Accounting  Officer

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                      By:  RCC PARTNERS 96, L.L.C.,
                           General Partner

Date:  February 12, 2001

                           By:/s/ Alan P. Hirmes
                              Alan P. Hirmes
                              Member, President and
                              Chief Executive and
                              Financial Officer
Date:  February 12, 2001


                           By:/s/ Glenn F. Hopps
                              Glenn F. Hopps
                              Treasurer and
                              Chief Accounting Officer