Form 10-K
period 2001-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2001-06-28
CIK 850184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                                        OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         ---------------------------------------------------------------
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

None

                CAUTIONARY STATEMENT FOR PURPOSES OF
                  THE "SAFE HARBOR" PROVISIONS OF
        THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

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

The Registrant is engaged solely in the business of investing in Local Partnerships that own Properties; therefore, presentation of industry segment information is not applicable. For more information regarding the Properties, see Item 2, Properties. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

One Property had income which exceeded 15% of the Registrant's total revenue. Income from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 56.56%, 53.56% and 53.57% during the years ended March 31, 2001, 2000 and 1999, respectively.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2001.

GENERAL PARTNER

On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC (the "Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Registrant and also serve as general or co-general partner of five of the eight Local Partnerships in which the Registrant has an interest. The Registrant's Partnership Agreement was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Registrant to the New GP and to withdraw from the Registrant. The terms of the transaction are more fully described in the Registrant's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all partners of the Registrant.

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

The New GP is a Delaware limited liability company which was formed in July 1996, and is owned and controlled by the partners of RCC. The New GP has no material net worth.

Affiliates of the New GP and RCC have had significant involvement with the Registrant and the Local Partnerships, of which five are owned by RCC affiliates. During the acquisition phase of the Registrant's operation, affiliates of RCC provided among other services, various services to PBP pursuant to a Real Estate Consulting Services Agreement. These services included the identification, evaluation, negotiation and closing of certain of the Registrant's investments for which RCC was paid a portion of the acquisition fees and expenses paid to PBP.

RCC provided, in the past and will continue to provide ongoing monitoring services with respect to the Registrant's investments pursuant to the Property Investment Monitoring Agreement for which RCC, in the past, received from PBP a portion of the partnership management fee payable to PBP and an annual expense allowance of up to $1,300 per site visit (after the initial four site visits).

Pursuant to the Purchase Agreement, the following changes were made to the Partnership Agreement:

(a) amended to change the name of the Registrant to "Patriot Tax Credit Properties L.P.", a Delaware limited partnership.

(b) amended to confirm that PBP continues to be party to the indemnification provisions set forth in the Partnership Agreement.

(c) amended to reflect: (1) the reduction in the General Partner's maximum participating interest in cash flow from 0.5% annually of invested assets to 0.375% annually; (2) the reduction by 50% of the

General Partner's residual interest in the Registrant, comprised of (i) subordinated interest in disposition proceeds and (ii) interest in distributions of sale or refinancing proceeds; and (3) corresponding reductions in the General Partner's interest in profits and losses.

Finally, pursuant to the Purchase Agreement, PBP and PBSLP forgave all deferred and unpaid fees due to them by the Registrant and the Local Partnerships. The aggregate amount of such deferred and unpaid fees was $1,034,498 as of September 30, 1997 and was reflected as a capital contribution in the Consolidated Statement of Changes in Partners' Capital.

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

Item 2.  Properties.

As of March 31, 2001, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:

                                                                              Registrant's
                                                                              Low-Income
                                                          Occupancy        Housing Tax Credit
                             Number     Rents as of       Rate as of       for the Year Ended
Property (a)                of Units    June 1, 2001     June 1, 2001      December 31, 2000
------------                --------    ------------     ------------      ------------------
RMB Limited Partnership         196        $445-$710            96%              $  184,464
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                 216          361-626            99%                 777,093
  Associates, Ltd.
  Miami, FL
Diamond Street Venture           48          473-540            96%                 258,188
  Philadelphia, PA
Papillion Heights                48          435-480            88%                 173,661
  Apartments L.P.
  Papillion, NE
Hill Top Homes                  171          530-725            95%                 616,545
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                      770          555-775            87%               2,241,160
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza             77              526            92%                 429,238
  Limited Partnership
  Richmond, VA
Compton Townhouses               39              744            95%                 205,620
  Limited Partnership                                                            ----------
  Cincinnati, OH
                                                                                 $4,885,969
                                                                                 ==========

(a) At March 31, 2001, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Hill Top Homes is comprised of a two-story building surrounded by 13 one-story fourplexes which are brick with wood siding and pitched roofs. The buildings are surrounded by a security gate of brick columns and wrought iron fencing with a guard house at the entrance. Of the total 171 apartment units, 18 are three-bedroom/one bath apartment units, each comprising approximately 925 square feet; 52 are two-bedroom/two bath apartment units, each comprising approximately 1,100 square feet; 98 are two-bedroom/one bath apartment units, each comprising approximately 936 square feet; and three are one-bedroom/one bath apartment units, each comprising approximately 1,000 square feet.

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

Item 4.  Submission of Matters to a Vote of Limited Partners

None.

                                     PART II

Item 5.  Market for the Registrant's BUC$ and Related Limited Partner Matters

As of June 1, 2001, there were 2,232 holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

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

                                                    For the Years ended March 31,
                              -------------------------------------------------------------------------
OPERATIONS                        2001            2000           1999           1998            1997
----------                    -----------     -----------     -----------    -----------    -----------
Rental and other income       $ 9,340,800     $ 7,915,054     $ 9,079,891    $ 9,517,723    $ 9,775,005
                              ===========     ===========     ===========    ===========    ===========
Interest income               $    39,888     $    24,826     $    32,104    $    51,349    $    41,291
                              ===========     ===========     ===========    ===========    ===========
Interest expense              $ 4,729,740     $ 4,408,997     $ 4,354,244    $ 4,362,919    $ 4,428,530
                              ===========     ===========     ===========    ===========    ===========
Depreciation and
  amortization expenses       $ 2,445,646     $ 2,433,206     $ 2,428,529    $ 2,448,723    $ 2,517,547
                              ===========     ===========     ===========    ===========    ===========
Loss before minority
  interest and
  extraordinary item          $(5,563,134)    $(5,435,229)    $(4,270,762)   $(3,101,859)   $(2,920,508)
                              ===========     ===========     ===========    ===========    ===========
Minority interest in
  loss of local
  partnerships                $ 1,135,959     $   637,201     $   496,863    $   428,961    $   409,993
                              ===========     ===========     ===========    ===========    ===========
Loss before
  extraordinary item          $(4,427,175)    $(4,798,028)    $(3,773,899)   $(2,672,898)   $(2,510,515)
                              ===========     ===========     ===========    ===========    ===========
Extraordinary item
  - forgiveness of
  indebtedness                $   833,002     $ 1,656,843     $   809,460    $         0    $         0
                              ===========     ===========     ===========    ===========    ===========
Net loss                      $(3,594,173)    $(3,141,185)    $(2,964,439)   $(2,672,898)   $(2,510,515)
                              ===========     ===========     ===========    ===========    ===========
Loss before extraordinary
  item per limited
  partnership unit            $   (115.54)    $   (125.22)    $    (98.49)   $    (69.55)   $    (65.19)
Extraordinary item per
  limited partnership unit          21.74           43.24           21.13              0              0
                              -----------     -----------     -----------    -----------    -----------
Net loss per limited
  partner BUC$                $    (93.80)    $    (81.98)    $    (77.36)   $    (69.55)   $    (65.19)
                              ===========     ===========     ===========    ===========    ===========
Total assets                  $62,137,819     $64,662,321     $65,885,709    $68,835,813    $70,502,375
                              ===========     ===========     ===========    ===========    ===========
Mortgage notes payable        $43,955,708     $44,569,822     $45,127,197    $45,632,851    $46,099,028
                              ===========     ===========     ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the Housing Tax Credits. The Registrant's primary source of funds is rental revenues, which are fully utilized at the property level. As of March 31, 2001, there were no working capital reserves available to fund Registrant level expenses. The Registrant is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, required the Local General Partners and/or their affiliates to fund cash flow deficits. All operating deficit guaranty agreements have expired. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2001 and 2000 also reflect payables of $427,000 under operating deficit guaranty agreements at Hubbard's Ridge and Hill Top Homes, which have expired. As of March 31, 2001, all operating deficit guaranty agreements have expired.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP

The Summer Creek Villas has experienced significant declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in occupancy levels during 2000, Summer Creek Villas' operations are impeded by the inability to significantly raise economic rents. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market. Potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 1999 and 2000, in an effort to improve occupancy, the Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of landscaping, new playground, asphalt repairs, and individual units fixture and finish replacement.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,945,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, the Partnership (which is the Class A limited partner) and the other limited partners have in the past provided, and expect to continue to provide in the future loans under the funding agreement. Loans made in 2001 and 2000 to fund operating deficit's total $2,436,936 and $3,169,761, respectively.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to sustain the improved occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering restructuring the Summer Creek Villas' debt. As of March 31, 2001, however, no definitive agreements have been reached. Additionally, the Partnership expects that the anticipated project shortfall in 2001 will be approximately $1,300,000 and anticipated capital expenditures in 2001 will be approximately $700,000.

As of March 31, 2001 and 2000, the consolidated financial statements include total assets of $33,168,512 and $34,674,355, respectively, total liabilities of $33,486,564 and $31,495,783, respectively, and a minority interest of $409,237and $1,543,965, respectively, attributable to this subsidiary.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements included herein.

RESULTS OF OPERATIONS

The operating results of the Local Partnerships consolidated herein are for the twelve-month periods ended December 31. Information disclosed below with respect to each Local Partnership is consistent with this method.

FISCAL 2001 VS. FISCAL 2000

Rental income increased approximately $1,196,000 for the year ended March 31, 2001 as compared to 2000, primarily due to an increase in occupancy and rental rates at Summer Creek Villas, Hubbard's Ridge and Diamond Street Venture.

Other income increased approximately $229,000 for the year ended March 31, 2001 as compared to 2000, primarily due to an increase in application fees, termination fees and tenant damage fees at Summer Creek Villas.

Interest income increased approximately $15,000 for the year ended March 31, 2001 as compared to 2000, primarily due to an increase in interest income from the restricted replacement reserve cash at Summer Creek Villas.

Repairs and maintenance increased approximately $614,000 for the year ended March 31, 2001 as compared to 2000, primarily due to the rehabilitation of apartments at Summer Creek Villas and Diamond Street Venture..

General and administrative increased approximately $481,000 for the year ended March 31, 2001 as compared to 2000, primarily due to an increase of salaries and employee costs, administration, marketing and promotion costs at Summer Creek Villas.

Property management fees increased approximately $91,000 for the year ended March 31, 2001 as compared to 2000, primarily due to an increase in rental income resulting in higher management fees at Hubbard's Ridge, Summer Creek Villas, and a change in the management agent at Papillion.

FISCAL 2000 VS. FISCAL 1999

Rental income decreased approximately $902,000 for the year ended March 31, 2000 as compared to 1999, primarily due to a decrease in occupancy at Summer Creek Villas due to an increase in evictions necessary to stabilize the tenant profile.

Other income decreased approximately $263,000 for the year ended March 31, 2000 as compared to 1999, primarily due to a decrease in application fees, termination fees and tenant damage fees at Summer Creek Villas.

Interest income decreased approximately $7,000 for the year ended March 31, 2000 as compared to 1999, primarily due to a decrease in cash and cash equivalents during 1998 at Diamond Street Venture.

Repairs and maintenance increased approximately $480,000 for the year ended March 31, 2000 as compared to 1999, primarily due to repairs made at Summer Creek Villas.

General and administrative decreased approximately $503,000 for the year ended March 31, 2000 as compared to 1999, primarily due to increased legal expenses during 1999 at the Partnership level.

Property management fees decreased approximately $38,000 for the year ended March 31, 2000 as compared to 1999, primarily due to the change in management agent at Summer Creek Villas.

PROPERTY INFORMATION

The Registrant currently holds interests in eight Local Partnerships. The following schedule gives specific details about the related Properties.

                                                                                      Registrant's
                                               Gross Carrying      Occupancy          Low-Income
                                                  Value of          Rate at        Housing Tax Credit
                                  Number        Property at       December 31,     for the Year Ended
Property (a)                     of Units      March 31, 2001       2000(c)        December 31, 2000
------------                     --------      --------------     ------------     ------------------
RMB Limited Partnership              196         $ 5,310,849             100%            $  184,464
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                      216          11,389,769              97                777,093
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)            48           2,910,022              98                258,188
  Philadelphia, PA
Papillion Heights                     48           2,206,424              77                173,661
  Apartments L.P.
  Papillion, NE
Hill Top Homes                       171           8,104,661              92                616,545
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                           770          40,832,871              94              2,241,160
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza                  77           6,449,682              98                429,238
  Limited Partnership
  Richmond, VA
Compton Townhouses                    39           2,445,632             100                205,620
  Limited Partnership                            -----------                             ----------
  Cincinnati, OH
                                                 $79,649,910                             $4,885,969
                                                 ===========                             ==========

(a) At March 31, 2001, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

Net operating income before debt service of the Local Partnerships for each of the years in the three-year period ended March 31, 2001, was as follows:

                                   2001          2000          1999
                                ----------    ----------    ----------
Hubbard's Ridge                 $  403,000    $  312,000    $  227,000
Cutler Canal II                    675,000       540,000       482,000
Diamond Street                      16,000        96,000       131,000
Papillion Heights                   89,000        76,000       109,000
Hill Top Homes                     437,000       387,000       214,000
Summer Creek Villas                 99,000        63,000     2,471,000
Brookland Park Plaza               193,000       205,000       373,000
Compton Townhouses                 138,000       141,000       157,000
                                ----------    ----------    ----------
                                $2,050,000    $1,820,000    $4,164,000
                                ==========    ==========    ==========

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                         Sequential
                                                                            Page
                                                                         ----------
(a) 1.   Financial Statements

         Independent Auditors' Reports                                        16

         Consolidated Statements of Financial Condition as of March
         31, 2001 and 2000                                                    34

         Consolidated Statements of Operations for the years ended
         March 31, 2001, 2000 and 1999                                        35

         Consolidated Statements of Changes in Partners' Capital for
         the years ended March 31, 2001, 2000 and 1999                        36

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2001, 2000 and 1999                                        37

         Notes to Consolidated Financial Statements                           38


                       INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2001, 2000 and 1999. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2001, 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles.

Our report on the 2001 financial statements of a subsidiary included an explanatory paragraph describing conditions that raised substantial doubt regarding its ability to continue as a going concern, as discussed in note 10 to the consolidated financial statements.

REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
May 14, 2001

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 18, 2001

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

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal II Associates, Ltd., as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd., as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 30, 2001

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 25, 2000

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Diamond Street Venture

We have audited the accompanying balance sheets of Diamond Street Venture (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Street Venture as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 29, 2001

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 26, 2000

[Letterhead of Schultz, Durham & Rapp, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 1, 2001

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

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for they years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 18, 2001

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

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 and 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 16, 2001

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 16, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookland Park Plaza Limited Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' equity equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 16, 2001 on our consideration of Brookland Park Plaza Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Lead Auditor: Renee G. Scruggs
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 16, 2001

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Renee G. Scruggs
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 20, 1999

[Letterhead of Barnes, Dennig & Co., Ltd.]

Report of Independent Certified Public Accountants

To the Partners
Compton Townhouses Limited Partnership
(An Ohio Limited Partnership)

We have audited the accompanying balance sheets of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 24, 2001

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

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 28, 2000

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                            MARCH 31,
                                                                                  ------------------------
                                                                                     2001              2000
                                                                                  ------------------------
Investment in property:

Land                                                                              $  4,005,633  $  4,005,633
Building and improvements                                                           75,644,277    75,557,527
Accumulated depreciation                                                           (21,934,135)  (19,762,979)
                                                                                   ------------  -----------

Net investment in property                                                          57,715,775    59,800,181
Cash and cash equivalents                                                              667,371       956,906
Cash and cash equivalents held in escrow                                             1,487,333     1,283,893
Deferred financing costs, net                                                        2,039,513     2,313,555
Other assets                                                                           227,827       307,786
                                                                                   ------------  ------------

Total assets                                                                      $ 62,137,819  $ 64,662,321
                                                                                    ==========    ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Mortgage notes payable                                                          $ 43,955,708  $ 44,569,822
  Accrued interest payable                                                           2,043,728     1,818,537
  Other accrued expenses and liabilities                                             1,523,198     2,019,849
  Due to local general partners and affiliates of local partnerships                 4,165,340     3,057,164
  Development fees payable                                                           1,450,709     1,450,709
  Real estate taxes payable                                                            139,405       124,014
  Due to General Partner and its affiliates                                          5,834,513     3,866,475
                                                                                    ----------    ----------
Total liabilities                                                                   59,112,601    56,906,570
                                                                                    ----------    ----------

Minority interests in local partnerships                                               600,940     1,737,300
                                                                                   -----------   -----------

Partners' capital:

  Limited partners (38,125 BUC$ issued and outstanding)                              1,663,435     5,239,637
  General partner (1 BUC$ issued and outstanding)                                      760,843       778,814
                                                                                    -----------   -----------
Total partners' capital                                                              2,424,278     6,018,451
                                                                                    -----------   -----------

Total liabilities and partners' capital                                           $ 62,137,819  $ 64,662,321
                                                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED MARCH 31,
                                                                  ----------------------------------
                                                                     2001        2000         1999
                                                                  ---------    --------     --------
Revenues
Rental income                                                     $8,586,010    $7,389,657    $ 8,291,456
Other income                                                         754,790       525,397        788,435
Interest income                                                       39,888        24,826         32,104
                                                                 -----------   -----------    -----------

                                                                   9,380,688     7,939,880      9,111,895
                                                                  ----------     ---------    -----------

Expenses
Interest                                                           4,729,740     4,408,997     4,354,244
Depreciation and amortization                                      2,445,646     2,433,206     2,428,529
Operating and other                                                  921,562       929,421       896,974
Taxes and insurance                                                1,079,256     1,012,106     1,051,509
Repairs and maintenance                                            2,618,238     2,004,251     1,524,090
General and administrative                                         2,509,461     2,028,747     2,531,475
Property management fees                                             395,297       304,317       351,060
Partnership management fees                                          244,622       254,064       244,876
                                                                 -----------   -----------    ----------

Total expenses                                                    14,943,822    13,375,109    13,382,757
                                                                  ----------    ----------    ----------

Loss before minority interest and extraordinary item              (5,563,134)   (5,435,229)   (4,270,762)
Minority interest in loss of local partnerships                    1,135,959       637,201       496,863
                                                                  ----------    ----------    ----------
Loss before extraordinary item                                    (4,427,175)   (4,798,028)   (3,773,899)

Extraordinary item -  forgiveness of indebtedness
  income (Note 9)                                                    833,002     1,656,843       809,460
                                                                 -----------   -----------   -----------

Net loss                                                         $(3,594,173)  $(3,141,185)  $(2,964,439)
                                                                  ==========    ==========    ==========

Loss before extraordinary item -
  limited partners                                                (4,405,039)   (4,774,038)   (3,755,030)
Extraordinary item-limited partners                                  828,837     1,648,559       805,413
                                                                 -----------   -----------    ----------
Net loss-limited partners                                        $(3,576,202)  $(3,125,479)  $(2,949,617)
                                                                  ==========    ==========    ==========

Number of limited partnership units
  outstanding                                                         38,125        38,125        38,125
                                                                  ===========   ===========    ==========

Loss before extraordinary item per limited
  partnership unit                                                $  (115.54)  $   (125.22)  $    (98.49)
Extraordinary item per limited
  partnership unit                                                     21.74         43.24         21.13
                                                                   -----------   ----------    ----------
Net loss per limited partnership unit                             $   (93.80)  $    (81.98)   $    (77.36)
                                                                   ===========  ===========    ==========

                   PATRIOT TAX CREDIT PROPERTIES L.P.
                         (a limited partnership)
                            AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                              Limited        General
                                  Total       Partners       Partner        BUC$
                               -----------   -----------     --------      ------
Partners' capital
April 1, 1998                  $12,124,075   $11,314,733     $809,342      38,126

Net loss                        (2,964,439)   (2,949,617)     (14,822)          0
                               -----------   -----------     --------      ------
Partners' capital
March 31, 1999                   9,159,636     8,365,116      794,520      38,126

Net loss                        (3,141,185)   (3,125,479)     (15,706)          0
                               -----------   -----------     --------      ------
Partners' capital
March 31, 2000                   6,018,451     5,239,637      778,814      38,126

Net Loss                        (3,594,173)   (3,576,202)     (17,971)          0
                               -----------   -----------     --------      ------
Partners' capital
March 31, 2001                  $2,424,278   $ 1,663,435     $760,843      38,126
                               ===========   ===========     ========      ======

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended March 31,
                                                         ----------------------------------------
                                                             2001          2000          1999
                                                         ------------  ------------  ------------
Cash flows from operating activities:
Net loss                                                 $(3,594,173)  $(3,141,185)  $(2,964,439)
                                                         ------------  ------------  ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                              2,445,646     2,433,206     2,428,529
Minority interest in loss of local partnerships           (1,135,959)     (637,201)     (496,863)
Forgiveness of debt (Note 9)                                (833,002)   (1,656,843)     (963,960)
(Increase) decrease in cash held in escrow                  (203,440)     (275,974)      542,212
Increase (decrease) in real estate taxes payable              15,391        18,696      (393,072)
Increase in accrued interest payable                         765,364       384,984        97,283
Decrease (increase) in other assets                           79,511       (29,541)      (26,034)
(Decrease) increase in other accrued expenses
  and liabilities                                           (230,107)       36,834     1,083,201
                                                         ------------  ------------  ------------
Total adjustments                                            903,404       274,161     2,271,296
                                                         ------------  ------------  ------------
Net cash used in operating activities                     (2,690,769)   (2,867,024)     (693,143)
                                                         ------------  ------------  ------------
Cash flows from investing activities:
Investments in property                                      (86,750)     (201,936)     (313,839)
Decrease in development fees payable                               0             0      (129,000)
                                                         ------------  ------------  ------------
Net cash used in investing activities                        (86,750)     (201,936)     (442,839)
                                                         ------------  ------------  ------------
Cash flows from financing activities
Payments on mortgage notes                                  (614,114)     (557,375)     (505,654)
Advances from Local General Partners                               0       326,000       288,458
Advances from General Partner                                      0        18,000             0
Increase in due to Local General Partners
  and affiliates of Local Partnerships,
  General Partner and its affiliates                       2,249,564     3,285,292     1,034,300
Advance from local limited partner                           852,935       700,000             0
Distribution to minority interest                               (401)         (590)         (358)
                                                         ------------  ------------  ------------
Net cash provided by financing activities                  2,487,984     3,771,327       816,746
                                                         ------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents        (289,535)      702,367      (319,236)
Cash and cash equivalents at beginning of year               956,906       254,539       573,775
                                                         ------------  ------------  ------------
Cash and cash equivalents at end of year                 $   667,371   $   956,906   $   254,539
                                                         ============  ============  ============
Supplemental disclosures of cash flow information:
Interest paid                                            $ 3,570,449   $ 3,981,754   $ 4,145,162
                                                         ============  ============  ============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit ("Tax Credit"). The general partner of the Partnership, from inception to September 30, 1997, Prudential-Bache Properties, Inc. (the "General Partner" or "PBP"), is not affiliated with a general partner of any Local Partnership ("Local General Partner"). P.B. Tax Credit S.L.P. ("PBSLP"), an affiliate of PBP, acted as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2001, the Partnership has investments in eight Local Partnerships.

On October 1, 1997, RCC Partners 96, L.L.C. became the new General Partner (the "New GP" or "General Partner") and is an affiliate of Related Capital Company ("RCC"). Also Independence SLP L.P. became the new SLP (the "New SLP") and is an affiliate of RCC, and Related Insured BUC$ Associates, Inc., an affiliate of RCC, became the new assignor Limited Partner (the "New ALP").

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

The cost of buildings and improvements is depreciated using the straight-line method over their estimated useful lives, which range from 27.5 to 40 years.

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

Distributions of cash may be made in accordance with the Partnership
Agreement and, if made, are allocated 99.5% to the limited partners and .5% to the General Partner. As of March 31, 2001, no distributions have been paid.

g)  Rental Income

Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

h)  Reclassification

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


Certain items in the 1999 financial statements have been reclassified to conform to the 2000 and 2001 presentation.

NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt. The accumulated amortization as of March 31, 2001 and 2000 is $3,191,270 and $2,917,228, respectively.

b)  Management Fees

Each individual Property has a managing agent who performs the necessary functions in operating the Property. The property management fee is equal to a percentage of the annual gross revenues of a Property paid in consideration of the property management services provided (See Note 7).

The General Partner is entitled to receive a partnership management fee, payable from operations and reserves, in an amount not to exceed the difference between .375% per annum of Invested Assets (as defined in the Partnership Agreement) and the local administrative fee payable to the New SLP. This partnership management fee is for administering the affairs of the Partnership (See Note 6). Unpaid portions of the management fee for any year accrue without interest.

c)  General and Administrative

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses payable by or allocable to the Partnership (See Note 6). The Partnership also pays amounts directly to unrelated third parties for certain operating expenses.

                     PATRIOT TAX CREDIT PROPERTIES L.P.
                           (a limited partnership)
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001

NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:

                              NET INVESTMENT IN PROPERTY   MORTGAGE NOTES PAYABLE
                              --------------------------  -----------------------
DESCRIPTION (a)                      2001        2000         2001          2000
--------------                    ----------  ---------     ---------     --------
Apartment Complexes:

RMB Limited Partnership         $  3,445,540   $  3,616,447  $  1,852,154  $  1,876,026
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                    8,637,004      8,888,728     5,833,480    5,876,166
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)         1,775,726      1,843,060     2,953,299    2,971,187
  Philadelphia, PA
Papillion Heights                  1,595,843      1,648,748       988,475    1,000,505
  Apartments L.P.
  Papillion, NE
Hill Top Homes                     6,087,713      6,272,463     3,379,941    3,455,028
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                        30,768,100     31,801,848    25,249,155   25,644,065
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza               4,029,609      4,259,111     2,405,392    2,431,080
  Limited Partnership
  Richmond, VA
Compton Townhouses                 1,376,240      1,469,776     1,293,812    1,315,765
                                 -----------    -----------   -----------  -----------
  Limited Partnership
  Cincinnati, OH

                                 $57,715,775    $59,800,181   $43,955,708  $44,569,822
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

                     PATRIOT TAX CREDIT PROPERTIES L.P.
                           (a limited partnership)
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001

NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                       AMOUNT
                                    -----------
2001                                $   678,063
2002                                    746,240
2003                                    822,395
2004                                    905,971
2005                                    997,518
Thereafter                           39,805,521
                                     ----------
                                    $43,955,708
                                     ==========

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $39,015,708 bear interest at rates ranging from 6.25% to 10.75% and have final maturities ranging from September 1, 2006 to May 1, 2031. First mortgages include $25,249,155 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on May 1, 2016 and December 15, 2029, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional interest rate of 6%. The base interest rate is payable annually from Project Income, as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capital to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% continues to be accrued in the accompanying consolidated financial statements.

At March 31, 2001 and 2000, the estimated fair values of the mortgage notes payable were approximately $47,022,241 and $47,968,000, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.

                     PATRIOT TAX CREDIT PROPERTIES L.P.
                           (a limited partnership)
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001

NOTE 6 - Related Parties

During their respective ownership periods, the General Partners and their affiliates have performed services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partners and their affiliates receive partnership management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred to the General Partner were:

                                                         YEAR ENDED MARCH 31,
                                                 --------------------------------
                                                  2001         2000         1999
                                                 ------       -----        ------
Partnership management fees                    $244,622      $254,064      $244,876
Property management fees                        126,630        76,700       125,917
Local administrative fees                        20,250        20,250        21,500
General and administrative                      114,145        94,417        98,826
Interest                                        330,667        87,852             0
                                                -------      --------    ----------

                                               $836,314      $533,283      $491,119
                                                =======       =======       =======

The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

During 2001, the General Partner and its affiliates advanced $1,968,038 to the Partnership and as of March 31, 2001 and 2000, total advances outstanding are $5,834,513 and $3,866,475, respectively. The advances are unsecured, and bear interest at 11.5% and due on demand.

NOTE 7 - Local General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in connection with the construction, financing and development of the Apartment Complexes. Interest is accrued on certain loans made by three, three and two, respectively, of the Local General Partners during the years ended March 31, 2001, 2000 and 1999, respectively. Additionally, during the years ended March 31, 2001, 2000 and 1999, five of the Local Partnerships were managed by a Local General Partner or its affiliates. The costs were:

                                                        YEAR ENDED MARCH 31,
                                                ----------------------------------
                                                 2001          2000          1999
                                               --------      -------       -------
Interest                                       $240,174     $  99,468     $  69,280
Management fees                                 282,710       203,597       244,626
                                                -------       -------       -------

                                               $522,884      $303,065      $313,906
                                                =======       =======       =======

Due to Local General Partners and affiliates of Local Partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

                     PATRIOT TAX CREDIT PROPERTIES L.P.
                           (a limited partnership)
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,945,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.

At March 31, 2001, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

At March 31, 2001 and 2000, development fees of $1,450,709 were payable to various Local General Partners.

NOTE 8 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 1999, 2000 and 2001, the account balance exceeded the FDIC limit.

NOTE 9 - Forgiveness of Indebtedness Income

BROOKLAND PARK PLAZA ("BROOKLAND")
The Virginia Housing Development Authority ("VHDA") forgave a noninterest bearing loan in the amount of $618,000 at a rate of 25% per year commencing in 1995. During the year ended March 31, 2000, the final installment of $154,500 was recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

RMB LIMITED PARTNERSHIP ("HUBBARDS RIDGE")
During the year ended March 31, 2000 it was determined that construction costs payable in the amount of $605,358 would not be paid and such amounts were subsequently written off and recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
During 2001, 2000 and 1999, various partners made voluntary loans to the Partnership. The Local General Partner also elected to treat portions of such loans in the amount of $593,589, $1,051,485 and $809,460 as nonrepayable in 2001, 2000 and 1999. During 2001, it was determined management fees in the amount of $239,413 payable to the former management agent would not be paid and such amounts were subsequently written off. These amounts were recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

NOTE 10 -  Commitments and Contingencies

Subsidiary Partnership - Going Concern

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
The Summer Creek Villas has experienced significant declining occupancy levels over the course of the last few years, which has resulted in recurring losses from operations and has adversely affected

                     PATRIOT TAX CREDIT PROPERTIES L.P.
                           (a limited partnership)
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001

the liquidity of Summer Creek Villas. Despite an increase in occupancy levels during 2000, Summer Creek Villas' operations are impeded by the inability to significantly raise economic rents. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market. Potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996 to repay significant amounts of principal on its mortgage.

During 1999 and 2000, in an effort to improve occupancy, the Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of landscaping, new playground, asphalt repairs, and individual units fixture and finish replacement.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,945,074, which includes $300,000 from 1999, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, the Partnership (which is the Class A limited partner) and the other limited partners have in the past provided, and expect to continue to provide in the future loans under the funding agreement. Loans made in 2001 and 2000 to fund operating deficits total $2,436,936 and $3,169,761, respectively.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to sustain the improved occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering restructuring the Summer Creek Villas' debt, however, as of December 31, 2000, no definitive agreements have been reached. Additionally, the Summer Creek Villas expects that the anticipated capital expenditures in 2001 will be approximately $700,000. Loans from the funding agreement will be used to pay for approved expenditures and shortfalls.

As of March 31, 2001 and 2000, the consolidated financial statements include total assets of $33,168,512 and $34,674,355, respectively, total liabilities of $33,486,564 and $31,495,783, respectively, and a minority interest of $409,237 and $1,543,965, respectively, attributable to this subsidiary.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements included herein.

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

The Registrant, the Registrant's General Partner and its members and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors, and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant relied solely on written representations of the General Partner, and its members and certain officers, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

NAME                                POSITION
----                                --------
Alan P. Hirmes                      Member, President and Chief
                                    Executive and Financial Officer

Stuart J. Boesky                    Member, Executive Vice President
                                    and Chief Operating Officer

Denise L. Kiley                     Vice President

Mark J. Schlacter                   Vice President

Marc D. Schnitzer                   Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 46, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of The Related Companies, L.P. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of The Related Companies, L.P. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 41, is an Executive Vice President and Chief Underwriter for RCC, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in RCC-sponsored corporate, public and private equity and debt funds. Ms. Kiley is also responsible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARK J. SCHLACTER, 50, is a Vice President of Mortgage Acquisitions of RCC, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

MARK D. SCHNITZER, 40, is an Executive Vice President of RCC and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

GLENN F. HOPPS, 38, joined RCC in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 35, joined RCC in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation.

The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for its services. Certain executive officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the

Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of June 1, 2001, Messrs. Boesky and Hirmes own directly or beneficially 100% of the interest in the voting securities of the General Partner.

As of June 1, 2001, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 1, 2001, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                         SEQUENTIAL
                                                                               PAGE
                                                                         ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                         16

         Consolidated Statements of Financial Condition as of March
         31, 2001 and 2000                                                    34

         Consolidated Statements of Operations for the years ended
         March 31, 2001, 2000 and 1999                                        35

         Consolidated Statements of Changes in Partners' Capital for
         the years ended March 31, 2001, 2000 and 1999                        36

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2001, 2000 and 1999                                        37

         Notes to Consolidated Financial Statements                           38

(a) 2.   FINANCIAL STATEMENT SCHEDULES AND INDEPENDENT AUDITORS'
         REPORT ON SCHEDULES

         Independent Auditors' Report on Schedules                            53

         Schedule III - Real Estate and Accumulated Depreciation              54

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                         SEQUENTIAL
                                                                               PAGE
                                                                         ----------
(a) 3.   EXHIBITS

(3.1) The Partnership's Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25,
         1989 and June 21, 1989*

(3.2)    Amendment Number 1 to Prudential-Bache Tax Credit Properties
         L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997***

(3.3)    Form of Amended and Restated Agreement of Limited Partnership
         (included in Prospectus as Exhibit A)**

(3.4)    Certificate of Limited Partnership as filed on May 3, 1989 and
         Amendments thereto dated May 25, 1989 and June 21, 1989*

(3.5)    Amendment to Certificate of Limited Partnership dated
         October 1, 1997***

(10.1) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

(10.2)   Form of Amended and Restated Agreement of Local Limited
         Partnership of Local Partnerships**

(99.1)   Balance Sheet and Independent Auditors' Report, RCC Partners
         96, L.L.C., March 31, 2001.                                          56

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



                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)



                                By: RCC PARTNERS 96, L.L.C.,
                                    General Partner



Date:  June 27, 2001                By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Member, President and Chief
                                        Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            SIGNATURE                       TITLE                                DATE
          -------------                   ---------                            --------
                             Member, President and Chief
/s/ Alan P. Hirmes           Executive and Financial Officer
------------------           (principal executive and financial
Alan P. Hirmes               officer) of RCC Partners 96., L.L.C.            June 27, 2001


                             Member, Executive Vice President
/s/ Stuart J. Boesky         and Chief Operating Officer
--------------------         (principal operating officer) of
Stuart J. Boesky             RCC Partners 96., L.L.C.                        June 27, 2001


/s/ Glenn F. Hopps           Treasurer
------------------           (principal accounting officer) of
Glenn F. Hopps               RCC Partners 96., L.L.C.                        June 27, 2001

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

REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
May 14, 2001

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2001

                                                     INITIAL COST TO PARTNERSHIP            COSTS CAPITALIZED
                                                                                    SUBSEQUENT TO ACQUISITION (7)
                                                                   BUILDINGS AND   ------------------------------
DESCRIPTION (4)(6)                 ENCUMBRANCES         LAND       IMPROVEMENTS     IMPROVEMENTS     CARRYING COSTS
------------------                 ------------        ------      --------------   ------------    ---------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                      $ 1,852,154      $  107,237    $  965,136        $  4,053,296    $  185,180
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                          5,833,480         807,071     1,388,350           9,126,620        67,728
Diamond Street Venture (3)
  Philadelphia, PA                   2,953,299           9,729       234,465           2,392,610       273,218
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                        988,475          63,329     1,816,598             259,945        66,552
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                      3,379,941         553,841     3,690,150           3,544,302       316,368
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL               25,249,155       2,396,876    10,578,563          25,980,637     1,876,795
Brookland Park Plaza L.P. (1)
  Richmond, VA                       2,405,392          50,000       109,850           5,913,667       376,165
Compton Townhouses L.P. (1)
  Cincinnati, OH                     1,293,812          17,550       476,708           1,923,171        28,203
                                     ---------         --------     ---------          ---------      --------

                                   $43,955,708      $4,005,633   $19,259,820         $53,194,248    $3,190,209
                                    ==========       =========    ==========          ==========     =========



                                                    Gross Amounts                                                    Life on which
                                AT WHICH CARRIED AT CLOSE OF PERIOD (5)                                              Depreciation in
                                ---------------------------------------                      Date                    Latest Income
                                           BUILDINGS AND                   ACCUMULATED    CONSTRUCTION    DATE        STATEMENTS ARE
                                 LAND      IMPROVEMENTS       TOTAL        DEPRECIATION    COMPLETED    ACQUIRED       COMPUTED
                              ----------   -----------     -----------     ------------  -------------  --------   --------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                 $  107,237    $  5,203,612   $  5,310,849   $  1,865,310       5/90         12/89            30

Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                      807,071      10,582,698     11,389,769      2,752,765       1/91          1/90            40

Diamond Street Venture (3)
  Philadelphia, PA                 9,729       2,900,293      2,910,022      1,134,296      12/90          1/90            40

Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                   63,329       2,143,095      2,206,424        610,581      12/90          4/90            40

Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                  553,841       7,550,820      8,104,661      2,016,948      12/90          6/90            40

Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL          2,396,876      38,435,995     40,832,871     10,064,771       8/91          6/90            40

Brookland Park Plaza L.P. (1)
  Richmond, VA                    50,000       6,399,682      6,449,682      2,420,073      12/90          7/90            27.5

Compton Townhouses L.P. (1)
  Cincinnati, OH                  17,550       2,428,082      2,445,632      1,069,391       6/92          1/92            40
                               ----------     ----------     ----------     ----------
                               $4,005,633    $75,644,277    $79,649,910    $21,934,135
                                =========     ==========     ==========     ==========


(1) First mortgage

(2) Includes first and second mortgages

(3) Includes first, second and third mortgages

(4) At March 31, 2001, the Registrant holds a 66.5% interest in the Local Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 2000 is $80,551,790.

(6) The Registrant believes the properties are adequately insured.

(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2001

                                            COST OF PROPERTY AND EQUIPMENT                       ACCUMULATED DEPRECIATION
                                     ------------------------------------------         -----------------------------------------
                                                                             YEAR ENDED MARCH 31,
                                     --------------------------------------------------------------------------------------------
NOTE A - RECONCILIATION              2001             2000              1999             2001              2000            1999
                                    -------          ------            ------           ------            ------          ------
Balance at beginning of year     $79,563,160       $79,361,224       $79,047,385      $19,762,979       $17,604,303      $15,450,304
Additions during year:
Improvements                          86,750           201,936           313,839
Depreciation expense (1)                                                                2,171,156         2,158,676        2,153,999
                                  ----------        ----------        ----------       ----------        ----------       ----------

Balance at close of year         $79,649,910       $79,563,160       $79,361,224      $21,934,135       $19,762,979      $17,604,303
                                  ==========        ==========        ==========       ==========        ==========       ==========


(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.