Form 10-Q
period 2001-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2001-08-13
CIK 850184

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                            13-3519080
   -------------------------------            -------------------
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

     625 MADISON AVENUE, NEW YORK, NEW YORK             10022
    ----------------------------------------       --------------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212)421-5333

                                       N/A
                         -------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

                         PART I - Financial Information

Item 1. Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION
                                   (Unaudited)

                                   ============  ============
                                      JUNE 30,      MARCH 31,
                                       2001          2001
                                   ------------  ------------
ASSETS
Investment in property:

Land                               $  4,005,633  $  4,005,633
Buildings and improvements           75,665,306    75,644,277
Accumulated depreciation            (22,477,574)  (21,934,135)
                                   ------------  ------------
Net investment in property           57,193,365    57,715,775
                                   ------------  ------------

Cash and cash equivalents             1,259,124       667,371
Cash and cash equivalents
  held in escrow                      1,198,916     1,487,333
Deferred financing costs, net
  of accumulation of $3,259,901
  and $3,191,270                      1,970,882     2,039,513
Other assets                            269,362       227,827
                                   ------------  ------------

Total assets                       $ 61,891,649  $ 62,137,819
                                   ============  ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                   CONDITION
                                  (Unaudited)
                                  (continued)


                                   ============  ============
                                      JUNE 30,      MARCH 31,
                                       2001          2001
                                   ------------  ------------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Mortgage notes payable           $ 43,790,021  $ 43,955,708
  Accrued interest payable            2,065,550     2,043,728
  Other accrued expenses
   and liabilities                    1,713,908     1,523,198
  Due to General Partners and
   affiliates of Local Partnerships   4,659,317     4,165,340
  Development fees payable            1,450,709     1,450,709
  Real estate taxes payable             135,382       139,405
  Due to General Partner and
   its affiliates                     6,123,835     5,834,513
                                   ------------  ------------

Total liabilities                    59,938,722    59,112,601
                                   ------------  ------------

Minority interest in local
  partnerships                          322,327       600,940
                                   ------------  ------------

PARTNERS' CAPITAL

  Limited partners (38,125 BUC$
   issued and outstanding)              873,725     1,663,435

  General partner (1 BUC$
   issued and outstanding)              756,875       760,843
                                   ------------  ------------

Total partners' capital               1,630,600     2,424,278
                                   ------------  ------------

Total liabilities and partners'
  capital                          $ 61,891,649  $ 62,137,819
                                   ============  ============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   ==========================
                                       THREE MONTHS ENDED
                                            JUNE 30,
                                   --------------------------
                                      2001           2000
                                   --------------------------
Revenues

Rental income                        $2,297,142   $ 1,996,177
Other income                            172,155       136,249
Interest income                           4,484         7,469
                                   ------------  ------------

                                      2,473,781     2,139,895
                                   ------------  ------------
Expenses

Interest                              1,175,751     1,093,455
Depreciation and amortization           612,070       615,738
Operating and other                     186,122       180,990
Taxes and insurance                     294,959       278,430
Repairs and maintenance                 685,041       692,003
General and administrative              444,415       478,666
Partnership management fees              59,014        59,014
Property management fees                 88,700        78,358
                                   ------------  ------------

Total expenses                        3,546,072     3,476,654
                                   ------------  ------------

Loss before minority interest and
  extraordinary item                 (1,072,291)   (1,336,759)
Minority interest in loss of
  local partnerships                    278,613       352,377
                                   ------------  ------------

Net loss                           $   (793,678) $   (984,382)
                                   ============  ============

Net loss - limited partners        $   (789,710) $   (979,460)
                                   ============  ============

Number of limited partnership
  units outstanding                      38,125        38,125
                                   ============  ============

Net loss per limited
  partnership unit                 $     (20.71) $     (25.69)
                                   ============  ============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                               PARTNERS' CAPITAL
                                   (Unaudited)

                                       LIMITED          GENERAL
                           TOTAL       PARTNERS         PARTNER         BUC$
                        -----------    --------         -------      ---------

Partners' capital
April 1, 2001             $2,424,278     $1,663,435    $   760,843      38,126

Net loss-Three
Months ended
June 30, 2001               (793,678)      (789,710)        (3,968)          0
                          ----------     ----------    -----------      ------

Partners' capital-
June 30, 2001             $1,630,600     $  873,725    $   756,875      38,126
                          ==========     ==========    ===========      ======

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   ==========================
                                       THREE MONTHS ENDED
                                            JUNE 30,
                                   --------------------------
                                      2001           2000*
                                   --------------------------
Cash flows from operating
  activities:

Net loss                           $  (793,678)  $   (984,382)
                                   ------------  ------------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

Depreciation and amortization           612,070       615,738
Minority interest in loss of
  local partnerships                   (278,613)     (352,377)
Decrease in cash held
  in escrow                             288,417        74,727
(Decrease) increase in real estate
  taxes payable                          (4,023)       66,967
Increase in accrued interest
  payable                                21,822        40,124
Increase in other assets                (41,535)      (60,118)
Increase in other liabilities           190,710        51,038
Increase in partnership management
  fees                                   59,014        59,014
Increase in public funds payable         13,865        22,772
Increase in asset management fee          1,375         1,250
                                   ------------  ------------

Total adjustments                       863,102       519,135
                                   ------------  ------------
Net cash provided by (used in)
  operating activities                   69,424      (465,247)
                                   ------------  ------------

Cash flows from investing
  activities:

Investment in property                  (21,029)      (21,451)
                                   ------------  ------------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                   ==========================
                                       THREE MONTHS ENDED
                                            JUNE 30,
                                   --------------------------
                                      2001           2000*
                                   --------------------------
Cash flows from financing
  activities:

Payments of mortgage notes             (165,687)     (117,324)
Distribution to minority interest             0          (402)
Advances from General Partner           215,068       701,781
Advances from local limited partner     350,000       426,545
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates           165,859             0
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                        (21,882)     (449,511)
                                   ------------  ------------
Net cash provided by financing
  activities                            543,358       561,089
                                   ------------  ------------

Net increase in cash and
  cash equivalents                      591,753        74,391

Cash and cash equivalents at
  beginning of period                   667,371       956,906
                                   ------------  ------------

Cash and cash equivalents at
  end of period                    $  1,259,124  $  1,031,297
                                   ============  ============

Supplemental disclosure of cash
  flow information:

Non-cash Financing activity:

Interest paid                      $  1,153,929  $    825,038
                                   ============  ============

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of June 30, 2001 and the results of operations and its cash flows for the three months ended June 30, 2001 and 2000. However, the operating results and cash flows for the interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2001.

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the three months period ended March 31, 2001 and occupancy rates are as of March 31, 2001.

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP"). Since October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes referred to as the "General Partner" or "General Partners" as the context requires.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                    NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


Note 2 - Related Parties

The General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; and printing and other administrative services. The General Partner and its affiliates receive management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The General Partner and its affiliates have agreed to support the Partnership's operating expenses foreseeable future. The costs and expenses incurred to the General Partner were:

                                       THREE MONTHS ENDED
                                             JUNE 30,
                                   --------------------------
                                       2001         2000
                                   --------------------------
Partnership Management fees (a)    $     59,014  $     59,014
Property Management fees                 24,949        18,351
Local administrative fees                 5,062         5,062
General and administrative               15,239        24,022
Interest                                 82,667        67,173
                                   ------------  ------------
                                   $    186,931  $    173,622
                                   ============  ============

(a) A management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $799,000 and $740,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its financial obligations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                    NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)




As of June 30, 2001, the properties owned by four of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

During the three months ended June 30, 2001, the General Partner and its affiliates advanced approximately $289,322 to the Partnership and as of June 30, 2001 and March 31, 2001, total advances outstanding are approximately $6,123,835 and $5,834,513, respectively. The advances are unsecured, bear interest at 11.5% and are due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized hereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP ("SUMMER CREEK VILLAS")

Summer Creek Villas has experienced significant declining occupancy levels over the course of 1999 through early 2001, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in occupancy levels during 2000, Summer Creek Villas' operations are impeded by its inability to significantly raise rents. Summer Creek Villas has been unable to obtain maximum rents due to the competitive market. Potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 1999 through early 2001, in an effort to improve occupancy, Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of landscaping, new playground, asphalt repairs and individual units fixture and finish replacement.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed

$2,000,000 in the aggregate. Although no formal agreements have been reached with its other partners, the Partnership (which is the Class A limited partner) and its other limited partners have in the past provided, and expect to continue to provide loans under the funding agreement. Loans made through June 30, 2001 to fund operating deficits total $5,981,696 and are comprised of $4,078,761 from the Partnership (which was eliminated in consolidation) and $1,902,935 from the Class C local limited partner. Summer Creek Villas expects to obtain additional funding from its partners in the coming year.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to increase occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

The Local General Partner has been considering restructuring the Summer Creek Villas' debt. As of June 30, 2001, however no definitive agreements have been reached. Additionally, Summer Creek Villas expects that the anticipated project shortfall in 2001 will be approximately $1,300,000 and anticipated capital expenditures in 2001 will be approximately $700,000. Loans from the funding agreement will be used to pay for approved expenditures and shortfalls.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

RESULTS OF OPERATIONS

Results of operations for the Local Partnerships consolidated herein are for the three month period ended June 30, 2001. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $301,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to an increase in occupancy at Summer Creek Villas and rental rate increases at each property.

Other income increased approximately $36,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to an increase in late fees and other charges received at Summer Creek Villas.

Property management fees increased approximately $10,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to an increase in occupancy at Summer Creek Villas.

PROPERTY INFORMATION

Occupancies at the properties were as follows:

                                            MARCH 31,
                                   --------------------------
                                       2001          2000
                                   --------------------------
Property

Hubbard's Ridge                        100%          97%
Cutler Canal II                         97           97
Diamond Street                          92           92
Papillion Heights                       83           89
Hill Top Homes                          96           92
Summer Creek Villas                     90           63
Brookland Park Plaza                    99           97
Compton Townhouses                     100          100

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza. Summer Creek Villas experienced a 27% increase in occupancy rate for the three month period ended June 30, 2001 as compared with the corresponding period in 2000. This increase was primarily due to management's effort to improve the physical condition of the property. Other than Summer Creek Villas, none of the above properties experienced significant changes in occupancy rates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                      By:  RCC PARTNERS 96, L.L.C.,
                           General Partner

Date:  August 13, 2001

                           By:/s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes
                              Member, President and
                              Chief Executive and
                              Financial Officer

Date:  August 13, 2001


                           By:/s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps
                              Treasurer and
                              Chief Accounting Officer