Form 10-Q
period 2001-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2001-10-23
CIK 850184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR
------- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      ------------    ------------
                                      ------------    ------------
                                      SEPTEMBER 30,     MARCH 31,
                                          2001            2001
                                      ------------    ------------
                                      (UNAUDITED)
ASSETS
Investment in property:

Land                                  $  4,005,633    $  4,005,633
Buildings and improvements              75,884,946      75,644,277
Accumulated depreciation               (23,021,838)    (21,934,135)
                                      ------------    ------------
Net investment in property              56,868,741      57,715,775
                                      ------------    ------------

Cash and cash equivalents                1,178,701         667,371
Cash and cash equivalents
  held in escrow                         1,383,679       1,487,333
Deferred financing costs, net
  of accumulation of $3,328,038
  and $3,191,270                         1,902,745       2,039,513
Other assets                               373,070         227,827
                                      ------------    ------------

Total assets                          $ 61,706,936    $ 62,137,819
                                      ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)

                                      ------------    ------------
                                      ------------    ------------
                                      SEPTEMBER 30,     MARCH 31,
                                          2001            2001
                                      ------------    ------------
                                      (UNAUDITED)
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Mortgage notes payable              $ 43,588,443    $ 43,955,708
  Accrued interest payable               2,119,776       2,043,728
  Other accrued expenses
   and liabilities                       2,160,012       1,523,198
  Due to General Partners and
   affiliates of Local Partnerships      4,411,491       4,165,340
  Development fees payable               1,450,709       1,450,709
  Real estate taxes payable                197,787         139,405
  Due to General Partner and
   its affiliates                        6,620,649       5,834,513
                                      ------------    ------------

Total liabilities                       60,548,867      59,112,601
                                      ------------    ------------

Minority interest in local
  partnerships                             110,864         600,940
                                      ------------    ------------

PARTNERS' CAPITAL

  Limited partners (38,125 BUC$
   issued and outstanding)                 293,247       1,663,435

  General partner (1 BUC$
   issued and outstanding)                 753,958         760,843
                                      ------------    ------------

Total partners' capital                  1,047,205       2,424,278
                                      ------------    ------------

Total liabilities and partners'
  capital                             $ 61,706,936    $ 62,137,819
                                      ============    ============


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        --------------------------  --------------------------
                        --------------------------  --------------------------
                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                        --------------------------  --------------------------
                           2001           2000*         2001             2000*
                        --------------------------  ---------------------------
Revenues
Rental income           $ 2,240,867   $ 2,072,154    $ 4,538,009    $ 4,068,331
Other income                187,719       190,434        359,874        328,217
Interest income               7,488         6,502         11,972         12,437
                        -----------   -----------    -----------    -----------
                          2,436,074     2,269,090      4,909,855      4,408,985
                        -----------   -----------    -----------    -----------

Expenses
Interest                  1,112,832     1,092,875      2,288,583      2,186,330
Depreciation and
  amortization              612,401       602,353      1,224,471      1,218,091
Operating and other         193,790       201,478        379,912        382,468
Taxes and
  insurance                 282,339       279,885        577,298        558,315
Repairs and
  maintenance               454,332       522,950      1,139,373      1,214,953
General and
  administrative            428,762       502,069        873,177        980,735
Partnership
  management fees            59,718        59,718        118,732        118,732
Property
  management fees            86,758        82,191        175,458        160,549
                        -----------   -----------    -----------    -----------
                          3,230,932     3,343,519      6,777,004      6,820,173
                        -----------   -----------    -----------    -----------

Loss before minority
  interest                 (794,858)   (1,074,429)    (1,867,149)    (2,411,188)
Minority interest
  in loss of
  local partnerships        211,463       246,360        490,076        598,737
                        -----------   -----------    -----------    -----------

Net loss                $  (583,395)  $  (828,069)   $(1,377,073)   $(1,812,451)
                        ===========   ===========    ===========    ===========

Net loss - limited
  partners              $  (580,478)  $  (823,929)   $(1,370,188)   $(1,803,389)
                        ===========   ===========    ===========    ===========

Number of
  limited partnership
  units outstanding          38,125        38,125         38,125         38,125
                        ===========   ===========    ===========    ===========

Net loss per limited
  partnership unit      $    (15.23)  $    (21.61)   $    (35.94)   $    (47.30)
                        ===========   ===========    ===========    ===========


*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)

                                      LIMITED       GENERAL
                        TOTAL         PARTNERS      PARTNER           BUC$
                     -----------    -----------    -----------    -----------
Partners' capital
April 1, 2001        $ 2,424,278    $ 1,663,435    $   760,843         38,126

Net loss-Six
Months ended
September 30, 2001    (1,377,073)    (1,370,188)        (6,885)             0
                     -----------    -----------    -----------    -----------

Partners' capital-
September 30, 2001   $ 1,047,205    $   293,247    $   753,958         38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           --------------------------
                                           --------------------------
                                                SIX MONTHS ENDED
                                                  SEPTEMBER 30,
                                              2001            2000*
                                           --------------------------
Cash flows from operating activities:
Net loss                                   $(1,377,073)   $(1,812,451)
                                           -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                1,224,471      1,218,091
Minority interest in loss of
  local partnerships                          (490,076)      (598,737)
Decrease (increase) in cash held
  in escrow                                    103,654        (51,796)
Increase in real estate taxes payable           58,382         76,439
Increase in accrued interest payable            76,048        138,981
Increase in other assets                      (145,243)      (129,591)
Increase (decrease) in other liabilities       636,814       (104,627)
Increase in partnership management
  fees payable                                 118,732        118,732
Increase in public funds payable                25,865         48,535
Increase in asset management fee
  payable                                        1,375          7,500
                                           -----------    -----------

Total adjustments                            1,610,022        723,527
                                           -----------    -----------
Net cash provided by (used in)
  operating activities                         232,949     (1,088,924)
                                           -----------    -----------

Cash flows from investing activities:
Investment in property                        (240,669)      (416,673)
                                           -----------    -----------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                           --------------------------
                                           --------------------------
                                                SIX MONTHS ENDED
                                                  SEPTEMBER 30,
                                              2001            2000*
                                           --------------------------

Cash flows from financing activities:
Payments of mortgage notes                    (367,265)      (300,242)
Distribution to minority interest                    0           (402)
Advances from General Partner                  640,164        931,334
Advances from local limited partner            350,000        700,000
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates                        0         59,492
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                              (103,849)             0
                                           -----------    -----------
Net cash provided by financing
  activities                                   519,050      1,390,182
                                           -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                             511,330       (115,415)

Cash and cash equivalents at
  beginning of period                          667,371        956,906
                                           -----------    -----------

Cash and cash equivalents at
  end of period                            $ 1,178,701    $   841,491
                                           ===========    ===========

Supplemental disclosure of
 cash flow information:

Non-cash Financing activity:

Interest paid                              $ 2,212,535    $ 2,047,349
                                           ===========    ===========


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and the cash flows for the six months ended September 30, 2001 and 2000. However, the operating results and cash flows for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the six month period ended June 30, 2001 and occupancy rates are as of June 30, 2001.

Prior to October 1, 1997, the general partner of the Partnership was Prudential Bache Properties, Inc. ("PBP"). Since October 1, 1997, the general partner has been RCC Partners 96, L.L.C. (the "New GP"). PBP and the New GP are sometimes referred to as the "General Partner" or "General Partners" as the context requires.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

Note 2 - Related Parties

The General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; and printing and other administrative services. The General Partner and its affiliates receive Partnership management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The General Partner and its affiliates have agreed to support the Partnership's operating expenses for the foreseeable future. The costs and expenses incurred to the General Partner were:

                         THREE MONTHS ENDED     SIX MONTHS ENDED
                             SEPTEMBER 30,        SEPTEMBER 30,
                        ---------------------  --------------------
                           2001       2000       2001        2000
                        ---------------------  --------------------
Partnership Management
 fees(a)                 $ 59,718   $ 59,718   $118,732   $118,732
Property Management
  fees                     24,949     21,157     49,898     39,508
Local administrative
  fees                      5,063      5,063     10,125     10,125
General and
  administrative           12,000     32,013     27,239     56,035
Interest(b)                82,667     81,969    165,334    149,142
                         --------   --------   --------   --------
                         $184,397   $199,920   $371,328   $373,542
                         ========   ========   ========   ========


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $859,000 and $740,000 were accrued

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


and unpaid as of September 30, 2001 and March 31, 2001, respectively.

As of September 30, 2001, the properties owned by four of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the six months ended September 30, 2001, the General Partner and its affiliates advanced approximately $786,136 to the Partnership and as of September 30, 2001 and March 31, 2001, total advances outstanding are approximately $6,620,649 and $5,834,513, respectively. The advances are unsecured, bear interest at 11.5% and are due on demand.

Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its financial obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized hereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP ("SUMMER CREEK VILLAS")

Summer Creek Villas has experienced fluctuating occupancy levels, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in occupancy levels during 2000, Summer Creek Villas' operations are impeded by its inability to significantly raise rents due to the competitive market. In addition potential residents are restricted based on county median income levels. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage and in recent years has invested funds to improve the physical condition of the property.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with its other partners, the Partnership (which is the Class A limited partner) and its other limited partners have in the past provided, and expect to continue to provide loans under the funding agreement. Loans made through September 30, 2001 to fund operating deficits total $6,406,696 and are comprised of $4,503,761 from the Partnership (which was eliminated in consolidation) and $1,902,935 from the Class C local limited partner.

Summer Creek Villas plans to request additional funding from its partners (including the Partnership) in the coming year.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in Form 10-K and above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

RESULTS OF OPERATIONS

Results of operations for the Local Partnerships consolidated herein are for the three and six month periods ended September 30, 2001. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $169,000 and $470,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to changes in occupancy and rental rates.

Repairs and maintenance decreased approximately $69,000 and $76,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to repairs and replacements at Summer Creek Villas in 2000.

General and administrative decreased approximately $73,000 and $108,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to a decrease in rent up expenses at Summer Creek Villas.

PROPERTY INFORMATION

Occupancies at the properties were as follows:

                                           JUNE 30,
                                   ----------------------
                                    2001           2000
                                   ----------------------
Property

Hubbard's Ridge                      100%          99%
Cutler Canal II                      100           96
Diamond Street                        96           93
Papillion Heights                     90           88
Hill Top Homes                        95           95
Summer Creek Villas                   87           90
Brookland Park Plaza                  95           96
Compton Townhouses                    97           97


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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Description:

            Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and September21, 1989 (1)

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                            By:  RCC PARTNERS 96, L.L.C.,
                                 General Partner

Date:  October 22, 2001

                              By: /s/ Alan P. Hirmes
                                 ------------------------
                                 Alan P. Hirmes
                                 Member, President and
                                 Chief Executive and
                                 Financial Officer

Date:  October 22, 2001

                              By: /s/ Glenn F. Hopps
                                 ------------------------
                                 Glenn F. Hopps
                                 Treasurer and
                                 Chief Accounting Officer