Form 10-Q
period 2001-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2002-02-12
CIK 850184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  13-3519080
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                10022
--------------------------------------             -----------
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
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                DECEMBER 31,        MARCH 31,
                                                   2001               2001
                                                ------------       -----------
                                                (UNAUDITED)
ASSETS
Investment in property:

Land                                            $  4,005,633      $  4,005,633
Buildings and improvements                        76,041,593        75,644,277
Accumulated depreciation                         (23,559,287)      (21,934,135)
                                                 -----------       -----------
Net investment in property                        56,487,939        57,715,775
                                                 -----------       -----------

Cash and cash equivalents                          1,218,550           667,371
Cash and cash equivalents
  held in escrow                                   1,937,250         1,487,333
Deferred financing costs, net
  of accumulation of $3,397,166
  and $3,191,270                                   1,858,617         2,039,513
Other assets                                         410,831           227,827
                                                 -----------       -----------

Total assets                                    $ 61,913,187      $ 62,137,819
                                                 ===========       ===========

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)

                                                DECEMBER 31,        MARCH 31,
                                                   2001               2001
                                                ------------       -----------
                                                (UNAUDITED)
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Mortgage notes payable                        $ 46,225,622      $ 43,955,708
  Accrued interest payable                         2,287,636         2,043,728
  Other accrued expenses
   and liabilities                                 2,395,081         1,523,198
  Due to General Partners and
   affiliates of Local Partnerships                4,096,216         4,165,340
  Development fees payable                         1,151,510         1,450,709
  Real estate taxes payable                          281,923           139,405
  Due to General Partner and
   its affiliates                                  5,545,812         5,834,513
                                                 -----------       -----------

Total liabilities                                 61,983,800        59,112,601
                                                 -----------       -----------
Minority interest in local
  partnerships                                      (164,530)          600,940
                                                 -----------       -----------
PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                          (655,274)        1,663,435

  General partner (1 BUC$
   issued and outstanding)                           749,191           760,843
                                                 -----------       -----------

Total partners' capital (deficit)                     93,917         2,424,278
                                                 -----------       -----------

Total liabilities and partners'
  capital (deficit)                             $ 61,913,187      $ 62,137,819
                                                 ===========       ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           THREE MONTHS ENDED            NINE MONTHS ENDED
                               DECEMBER 31,                 DECEMBER 31,
                        ------------------------      ------------------------
                            2001         2000*            2001         2000
                        ------------------------      ------------------------
Revenues
Rental income           $ 2,216,877  $ 2,239,803      $ 6,754,886  $ 6,308,134
Other income                211,768      207,809          571,642      536,026
Interest income              10,474        4,285           22,446       16,722
                          ---------    ---------        ---------    ---------
                          2,439,119    2,451,897        7,348,974    6,860,882
                          ---------    ---------        ---------    ---------


Expenses
Interest                  1,233,291    1,097,194        3,521,874    3,283,524
Depreciation and
  amortization              606,577      609,043        1,831,048    1,827,134
Operating and other         214,281      196,813          594,193      579,281
Taxes and
  insurance                 285,394      282,916          862,692      841,231
Repairs and
  maintenance               605,246      732,777        1,744,619    1,947,730
General and
  administrative            580,703      550,160        1,453,880    1,530,895
Partnership
  management fees            59,718       59,718          178,450      178,450
Property
  management fees            82,591       83,340          258,049      243,889
                          ---------    ---------        ---------    ---------
                          3,667,801    3,611,961       10,444,805   10,432,134
                          ---------    ---------        ---------    ---------
Loss before minority
  interest               (1,228,682)  (1,160,064)      (3,095,831)  (3,571,252)

Minority interest
  in loss of
  local partnerships        275,394      310,582          765,470      909,319
                          ---------    ---------        ---------    ---------
Net loss                $  (953,288) $  (849,482)     $(2,330,361) $(2,661,933)
                          =========    =========        =========   ==========
Net loss - limited
  partners              $  (948,521) $  (845,234)     $(2,318,709) $(2,648,623)
                          =========    =========        =========   ==========
Number of
  limited partnership
  units outstanding          38,125       38,125           38,125       38,125
                          =========    =========        =========   ==========
Net loss per limited
  partnership unit      $    (24.88) $    (22.17)     $    (60.82) $    (69.47)
                          =========    =========        =========   ==========

* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES (DEFICIT)
                              IN PARTNERS' CAPITAL
                                   (Unaudited)

                                          LIMITED        GENERAL
                             TOTAL        PARTNERS       PARTNER         BUC$
                          ----------     ----------     ----------      ------
Partners' capital
April 1, 2001            $ 2,424,278    $ 1,663,435    $   760,843      38,126

Net loss-Nine
Months ended
December 31, 2001         (2,330,361)    (2,318,709)       (11,652)          0
                          ----------     ----------     ----------      ------


Partners' capital
(deficit) -
December 31, 2001        $    93,917    $  (655,274)   $   749,191      38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------------------------
Cash flows from operating activities:
Net loss                                         $(2,330,361)      $(2,661,933)
                                                  ----------        ----------
Adjustments to reconcile net loss
  to net cash used in
  operating activities:

Depreciation and amortization                      1,831,048         1,827,134
Minority interest in loss of
  local partnerships                                (765,470)         (909,319)
Increase in cash held in escrow                     (449,917)         (139,542)
Increase in real estate taxes payable                142,518           157,435
Increase in accrued interest payable                 243,908           440,181
Increase in other assets                            (183,004)         (184,457)
Increase (decrease) in other liabilities             871,883           (62,175)
(Decrease) increase in partnership
  management fees                                   (371,356)          178,450
(Decrease) increase in public funds
  payable                                           (193,832)           79,263
(Decrease) increase in asset manage-
  ment fee                                           (77,000)            7,500
                                                  ----------        ----------
Total adjustments                                  1,048,778         1,394,470
                                                  ----------        ----------
Net cash used in operating activities             (1,281,583)       (1,267,463)
                                                  ----------        ----------
Cash flows from investing activities:
Investment in property                              (397,316)         (436,840)
                                                  ----------        ----------
Cash flows from financing activities:
Proceeds from mortgage notes                       4,600,000                 0
Payments of mortgage notes                        (2,330,086)         (423,445)
Increase in deferred costs                           (25,000)                0
Decrease in development fees payable                (299,199)                0
Distribution to minority interest                          0              (402)
Advances from General Partner                        353,487           674,072
Advances from local limited partner                  350,000           852,935

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (continued)

                                                        NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------------------------
Increase in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                      56,523           715,342
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                    (475,647)                0
                                                  ----------        ----------
Net cash provided by
  financing activities                             2,230,078         1,818,502
                                                  ----------        ----------
Net increase in cash and
  cash equivalents                                   551,179           114,199

Cash and cash equivalents at
  beginning of period                                667,371           956,906
                                                  ----------        ----------
Cash and cash equivalents at
  end of period                                  $ 1,218,550       $ 1,071,105
                                                  ==========        ==========
Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

Interest paid                                    $ 3,277,966       $ 2,843,343
                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and the cash flows for the nine months ended December 31, 2001 and 2000. However, the operating results and cash flows for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the nine month period ended September 30, 2001 and occupancy rates are as of September 30, 2001.

Note 2 - Related Parties

The General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; and printing and other administrative services. The General Partner and its affiliates receive Partnership management fees and reimbursements for general and adminis-

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)

trative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The General Partner and its affiliates have agreed to support the Partnership's operating expenses for the foreseeable future. The costs and expenses incurred to the General Partner were:

                           THREE MONTHS ENDED            NINE MONTHS ENDED
                               DECEMBER 31,                 DECEMBER 31,
                        ------------------------      ------------------------
                            2001         2000             2001         2000
                        ------------------------      ------------------------
Partnership Manage-
  ment fees (a)          $  59,718    $  59,718        $ 178,450    $ 178,450
Property Management
  fees                      24,948       20,504           74,846       60,012
Local administrative
  fees                       5,062        5,062           15,187       15,187
General and
  administrative            16,469       30,727           43,708       86,762
Interest (b)               163,554       96,315          328,888      245,457
                          --------     --------         --------     --------

                         $ 269,751    $ 212,326        $ 641,079    $ 585,868
                          ========     ========         ========     ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $368,000 and $740,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively.

As of December 31, 2001, the properties owned by four of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)

(b) During the nine months ended December 31, 2001, the General Partner and its affiliates were paid approximately $288,701 from the Partnership and as of December 31, 2001 and March 31, 2001, total advances outstanding are approximately $5,545,812 and $5,834,513, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its financial obligations.

Note 3 - Mortgage Note Payable

RMB LIMITED PARTNERSHIP ("HUBBARD'S RIDGE")

On December 28, 2001, Hubbard's Ridge refinanced its outstanding mortgage note payable in the amount of $1,858,008. The new mortgage in the amount of $4,600,000 is payable in monthly installments of $31,131 including interest at the rate 7.17% per annum through December 2010. Proceeds from the new mortgage were used to pay the prior mortgage note payable, repay funds advanced from the Local General Partner and General Partner, establish escrows, pay refinancing costs and the remaining cash was distributed to the Partnership in the amount of approximately $1,812,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized hereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level, although during the nine months ended December 31, 2001, the Partnership received approximately $1,812,000 of proceeds from the refinancing of Hubbard's Ridge. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the nine months ended December 31, 2001, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $551,000. The increase is primarily attributable to net proceeds from mortgage notes ($2,270,000), advances from General Partner ($353,000) and advances from local limited partner ($350,000) which exceeded a net decrease in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($419,000), cash used in operating activities ($1,282,000), investment in property ($397,000) and a decrease in development fee payable ($299,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,831,000.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP ("SUMMER CREEK VILLAS")

Summer Creek Villas has experienced fluctuating occupancy levels, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Summer Creek Villas' operations continue to be impeded by its inability to significantly raise rents due to the competitive market. In addition potential residents are restricted based on county median income levels. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage and in recent years has invested funds to improve the physical condition of the property.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with its other partners, the Partnership (which is the Class A limited partner) and its other limited partners have in the past provided, and expect to continue to provide loans under the funding agreement. Loans made through December 31, 2001 to fund operating deficits total $6,831,696 and are comprised of $4,928,761 from the Partnership (which was eliminated in consolidation) and $1,902,935 from the Class C local limited partner. Summer Creek Villas plans to request additional funding from its partners (including the Partnership) in the coming year.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in Form 10-K and above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

RESULTS OF OPERATIONS

Results of operations for the Local Partnerships consolidated herein are for the three and nine month periods ended December 31, 2001. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased approximately $23,000 and increased approximately $447,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000. The decrease for the three months is due to vacancies at Summer Creek Villas. The increase for the nine months is due to changes in occupancy and rental rates.

Interest expenses increased approximately $136,000 and $238,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in loan advances accruing interest at Summer Creek Villas in 2001.

Repairs and maintenance decreased approximately $128,000 and $203,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to repairs and replacements at Summer Creek Villas in 2000.

PROPERTY INFORMATION

Occupancies at the properties were as follows:

                                                        SEPTEMBER 30,
                                               ------------------------------
                                                   2001              2000
                                               ------------------------------
Property

Hubbard's Ridge                                     97%               99%
Cutler Canal II                                     98                98
Diamond Street                                      96               100
Papillion Heights                                   94                83
Hill Top Homes                                      94                97
Summer Creek Villas                                 89                93
Brookland Park Plaza                                99                97
Compton Townhouses                                 100                97

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Description:

               Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and December21, 1989 (1)

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

         (b)   Reports on Form 8-K - None.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                              By:   RCC PARTNERS 96, L.L.C.,
                                    General Partner

Date:  February 11, 2002

                                    By: /s/ Alan P. Hirmes
                                        -------------------
                                        Alan P. Hirmes
                                        Member, President and
                                        Chief Executive and
                                        Financial Officer
Date:  February 11, 2002


                                    By: /s/ Glenn F. Hopps
                                        -------------------
                                        Glenn F. Hopps
                                        Treasurer and
                                        Chief Accounting Officer