Form 10-K
period 2002-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2002-06-24
CIK 850184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        13-3519080
----------------------------------------                 ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

 625 MADISON AVENUE, NEW YORK, NEW YORK                          10022
---------------------------------------                  -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Beneficial Unit Certificates
     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

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

The primary objectives of the Registrant are to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended ("Housing Tax Credits") over the credit period for each Property in which the Registrant has invested and to a lesser extent, 10-year historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Housing Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. (the former general partner) or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partnerships owning then newly constructed or existing structures that have undergone substantial rehabilitation. The Local Partnerships in which the Registrant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related tax credits. It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow to provide distributions to the holders of BUC$ ("BUC$ holders") or the limited partners.

The Registrant expects that in order to avoid recapture of Housing Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period and may be substantially longer.

The Registrant is in the final year of its 10-year Housing Tax Credit period, however, the compliance period is still in effect.

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

The Registrant acquired its Local Partnership Interest in each Local Partnership by purchasing it directly from the existing limited and/or general partner of the Local Partnership. In each of the Registrant's investments, the Local General Partner of the Local Partnership owning the complex was required to provide personal guarantees and/or establish cash escrows, financial bonds and/or letters of credit to protect the Registrant against, among other things, the failure to meet certain operating criteria. All of these guarantees and escrows have expired.

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

One Property had income which exceeded 15% of the Registrant's total revenue. Income from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 50.89%, 56.56% and 53.56% during the years ended March 31, 2002, 2001 and 2000, respectively.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2002.

GENERAL PARTNER
On October 1, 1997, as part of the settlement of class action litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its general partner interest in the Partnership to RCC Partners 96, L.L.C. (the "New GP"), an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC (the "Purchase Agreement"). Affiliates of RCC have in the past provided and currently provide services to the Registrant and also serve as general or co-general partner of five of the eight Local Partnerships in which the Registrant has an interest. The Registrant's Partnership Agreement was amended to reflect this withdrawal and admission and authorized PBP to transfer and assign its interest in the Registrant to the New GP and to withdraw from the Registrant. The terms of the transaction are more fully described in the Registrant's Information Statement dated June 18, 1997 (the "Information Statement"), which was previously distributed to all BUC$ holders and partners of the Registrant.

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

Item 2.  Properties.

As of March 31, 2002, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:

                                                                     REGISTRANT'S
                                                                     LOW-INCOME
                                                     OCCUPANCY    HOUSING TAX CREDIT
                            NUMBER   RENTS AS OF     RATE AS OF   FOR THE YEAR ENDED
PROPERTY (a)               OF UNITS  JUNE 1, 2002   JUNE 1, 2002   DECEMBER 31, 2001
------------               --------  ------------   ------------   -----------------
RMB Limited Partnership      196      $480-740           95%      $         0
  (Hubbard's Ridge)
  Garland, TX

Cutler Canal II              216       385-667           99%           19,484
  Associates, Ltd.
  Miami, FL

Diamond Street Venture        48       473-540           98%                0
  Philadelphia, PA
Papillion Heights             48       485-495           79%           60,174
  Apartments L.P.
  Papillion, NE

Hill Top Homes               171       550-755           93%          177,304
  Apartments
  Limited Partnership
  Arlington, TX

Palm Beach                   770       590-810           89%        1,319,990
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza          77           526           91%           31,564
  Limited Partnership
  Richmond, VA

Compton Townhouses            39           765           97%          205,620
  Limited Partnership                                             -----------
  Cincinnati, OH
                                                                  $ 1,814,136
                                                                  -----------

(a) At March 31, 2002, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Item 4.  Submission of Matters to a Vote of Limited Partners

None.

                                     PART II

Item 5.  Market for the Registrant's BUC$ and Related Limited Partner Matters

As of June 1, 2002, there were $2,238 BUC$ holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

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

                                         FOR THE YEARS ENDED MARCH 31,
                       ------------------------------------------------------------------
OPERATIONS                2002           2001         2000         1999           1998
----------             -----------   -----------   -----------  -----------   -----------
Rental and other
  income               $10,333,034   $9,761,295    $ 7,915,054  $ 9,079,891   $ 9,517,723
                       ===========   ===========   ===========  ===========   ===========

Interest income        $    38,065   $    39,888   $    24,826  $    32,104   $    51,349
                       ===========   ===========   ===========  ===========   ===========

Interest expense       $ 4,689,172   $ 4,729,740   $ 4,408,997  $ 4,354,244   $ 4,362,919
                       ===========   ===========   ===========  ===========   ===========

Depreciation and
  amortization
  expenses             $ 2,447,028   $ 2,445,646   $ 2,433,206  $ 2,428,529   $ 2,448,723
                       ===========   ===========   ===========  ===========   ===========

Loss before
  minority interest
  and extraordinary
  item                 $(4,815,277)  $(5,563,134)  $(5,435,229) $(4,270,762)  $(3,101,859)
                       ===========   ===========   ===========  ===========   ===========

Minority interest
  in loss of local
  partnerships         $ 1,207,124   $ 1,135,959   $   637,201  $   496,863   $   428,961
                       ===========   ===========   ===========  ===========   ===========

Loss before
  extraordinary item   $(3,608,103)  $(4,427,175)  $(4,798,028) $(3,773,899)  $(2,672,898)
                       ===========   ===========   ===========  ===========   ===========

Extraordinary item
  -- forgiveness of
  indebtedness         $         0   $   833,002   $ 1,656,843  $   809,460   $         0
                       ===========   ===========   ===========  ===========   ===========

Net loss               $(3,608,103)  $(3,594,173)  $(3,141,185) $(2,964,439)  $(2,672,898)
                       ===========   ===========   ===========  ===========   ===========

Loss before
  extraordinary
  item per limited
  partnership unit     $    (94.17)  $   (115.54)  $   (125.22) $    (98.49)  $    (69.55)

Extraordinary item
  per limited
  partnership unit               0         21.74         43.24        21.13             0
                       -----------   -----------   -----------  -----------   -----------

Net loss per
  limited partner
  BUC                  $    (94.17)  $    (93.80)  $    (81.98) $    (77.36)  $    (69.55)
                       ===========   ===========   ===========  ===========   ===========

Total assets           $60,492,083   $62,137,819   $64,662,321  $65,885,709   $68,835,813
                       ===========   ===========   ===========  ===========   ===========

Mortgage notes
  payable              $46,015,770   $43,955,708   $44,569,822  $45,127,197   $45,632,851
                       ===========   ===========   ===========  ===========   ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the Housing Tax Credits. The Registrant's primary source of funds is rental revenues, which are fully utilized at the property level. As of March 31, 2002, there was approximately $377,000 in working capital reserves available to fund Registrant level expenses. The Registrant is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, required the Local General Partners and/or their affiliates to fund cash flow deficits. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2002 and 2001 also reflect payables of $282,000 and $427,000 under operating deficit guaranty agreements at Hubbard's Ridge and Hill Top Homes, which have expired. As of March 31, 2002, all operating deficit guaranty agreements have expired.

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
The Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2001, Summer Creek Villas' operations are impeded by the inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 2001 and 2000, in an effort to improve occupancy, the Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of painting, landscaping, new playground, asphalt repairs, and individual units fixture and finish replacements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements, which ended December 31, 1997. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074. Additional voluntary loans during 2001 and 2000 of $1,525,000 and $2,436,936, respectively, have been received from Patriot Tax Credit Properties, L.P. and Palm Beach Investor, L.P. (Washington Mutual).

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2001 and 2000 to fund operating deficit's total $1,525,000 and $2,436,936, respectively. As of December 31, 2001, no additional funding is required. Management of Summer Creek Villas plans to request additional funding from its partners (including the Partnership) in the coming year.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

During 2001, the management agent, an affiliate of Summer Creek Villas, advanced Summer Creek Villas operating funds in the form of deferred management fees and unreimbursed payroll in the amount of $797,017. The management agent is not obligated to provide such advances.

As of March 31, 2002 and 2001, the consolidated financial statements include total assets of $32,067,406 and $33,168,512, respectively, total liabilities of $36,100,522 and $33,486,565, respectively, and a minority interest of $796,380 and $409,237, respectively, attributable to this subsidiary.

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

FISCAL 2002 VS. FISCAL 2001

Rental income increased approximately $524,000 for the year ended March 31, 2002 as compared to 2001, primarily due to rental rate increases and an increase in occupancy at Summer Creek Villas.

No other operating accounts had significant changes.

FISCAL 2001 VS. FISCAL 2000

Rental income increased approximately $1,617,000 for the year ended March 31, 2001 as compared to 2000, primarily due to an increase in occupancy and rental rates at Summer Creek Villas, Hubbard's Ridge and Diamond Street Venture.

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

Total expenses, excluding repairs and maintenance, general and administration and property management fees, remained fairly consistent with an increase of approximately $383,000 for the year ended March 31, 2001 as compared to 2000.

Repairs and maintenance increased approximately $614,000 for the year ended March 31, 2001 as compared to 2000, primarily due to the rehabilitation of apartments at Summer Creek Villas and Diamond Street Venture.

General and administrative increased approximately $901,000 for the year ended March 31, 2001 as compared to 2000, primarily due to an increase of salaries and employee costs, administration, marketing and promotion costs at Summer Creek Villas.

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


                                                                        REGISTRANT'S
                                      GROSS CARRYING    OCCUPANCY        LOW-INCOME
                                         VALUE OF        RATE AT      HOUSING TAX CREDIT
                            NUMBER     PROPERTY AT     DECEMBER 31,   FOR THE YEAR ENDED
PROPERTY (a)               OF UNITS   MARCH 31, 2002     2001 (c)     DECEMBER 31, 2001
------------               --------   --------------   ------------   -----------------
RMB Limited Partnership       196       $ 5,310,849        99%           $        0
  (Hubbard's Ridge)
  Garland, TX

Cutler Canal II               216        11,450,136        99%               19,484
  Associates, Ltd.
  Miami, FL

Diamond Street Venture (b)     48         2,912,536        96%                    0
  Philadelphia, PA
Papillion Heights              48         2,206,424        85%               60,174
  Apartments L.P.
  Papillion, NE

Hill Top Homes                171         8,104,661        91%              177,304
  Apartments
  Limited Partnership
  Arlington, TX

Palm Beach                    770        40,832,871        93%            1,319,990
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza           77         6,449,682        99%               31,564
  Limited Partnership
  Richmond, VA

Compton Townhouses             39         2,445,632        97%              205,620
  Limited Partnership                   -----------                      ----------
  Cincinnati, OH

                                        $79,712,791                     $1,814,136
                                        ===========                     ==========

(a) At March 31, 2002, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

Net operating income before debt service of the Local Partnerships for each of the years in the three-year period ended March 31, 2002, was as follows:

                                               2002           2001          2000
                                           ------------    ----------    ----------
Hubbard's Ridge                             $  427,000     $  403,000    $  312,000
Cutler Canal II                                783,000        675,000       540,000
Diamond Street                                  54,000         16,000        96,000
Papillion Heights                               64,000         89,000        76,000
Hill Top Homes                                 429,000        437,000       387,000
Summer Creek Villas                            679,000         99,000        63,000
Brookland Park Plaza                           160,000        193,000       205,000
Compton Townhouses                             132,000        138,000       141,000
                                            ----------     ----------    ----------

                                            $2,728,000     $2,050,000    $1,820,000
                                            ==========     ==========    ==========

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                             SEQUENTIAL
                                                                                PAGE
                                                                           -------------
(a) 1.   Financial Statements

         Independent Auditors' Reports                                           14

         Consolidated Balance Sheets as of March 31, 2002 and 2001               32

         Consolidated Statements of Operations for the years ended March 31,
         2002, 2001 and 2000                                                     33

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the years ended March 31, 2002, 2001 and 2000                           34

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2002, 2001 and 2000                                           35

         Notes to Consolidated Financial Statements                              36

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2002, 2001, and the results of their operations, changes in Partners' capital (deficit), and their cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Our report on the 2002 financial statements of a subsidiary included an explanatory paragraph describing conditions that raised substantial doubt regarding its ability to continue as a going concern, as discussed in note 10 to the consolidated financial statements.

REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
June 4, 2002

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 23, 2002

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

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 18, 2001

[Letterhead of KPMG]

INDEPENDENT AUDITORS' REPORT

To the General Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheet of Cutler Canal II Associates, Ltd. as of December 31, 2001, and the related statements of operations, partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the Schedule of Certain Expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ KPMG
Greenville, South Carolina
February 13, 2002

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 30, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Street Venture

We have audited the accompanying balance sheet of Diamond Street Venture as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diamond Street Venture for the year ended December 31, 2000, were audited by other auditors whose report, dated January 29, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position Diamond Street Venture as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 and 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS we have also issued a report for the year ended December 31, 2001, dated February 8, 2002, on our consideration of Diamond Street Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 8, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 29, 2001

[Letterhead of Schultz, Durham & Rapp, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 12, 2002

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

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 1, 2001

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 23, 2002

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 18, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 5, 2002

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 16, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookland Park Plaza Limited Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 17, 2002 on our consideration of Brookland Park Plaza Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Lead Auditor: Renee G. Scruggs
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 17, 2002

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Renee G. Scruggs
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 20, 2000

[Letterhead of Barnes, Dennig & Co., Ltd.]

Report of Independent Certified Public Accountants

To the Partners
Compton Townhouses Limited Partnership
(An Ohio Limited Partnership)

We have audited the accompanying balance sheets of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 22, 2002

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

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 24, 2001

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  MARCH 31,
                                                         --------------------------
                                                             2002          2001
                                                         ------------  -----------
Investment in property:

Land                                                     $  4,005,633  $  4,005,633
Building and improvements                                  75,707,158    75,644,277
Accumulated depreciation                                  (24,091,263)  (21,934,135)
                                                         ------------  ------------

Net investment in property                                 55,621,528    57,715,775
Cash and cash equivalents                                   1,005,628       667,371
Cash and cash equivalents held in escrow                    1,681,511     1,487,333
Deferred financing costs, net                               1,879,582     2,039,513
Other assets                                                  303,834       227,827
                                                         ------------  ------------

Total assets                                             $ 60,492,083  $ 62,137,819
                                                         ============  ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:

  Mortgage notes payable                                 $ 46,015,770  $ 43,955,708
  Accrued interest payable                                  2,040,908     2,043,728
  Other accrued expenses and liabilities                    1,775,134     1,523,198
  Due to local general partners and affiliates of local
     partnerships                                           4,651,838     4,165,340
  Development fees payable                                  1,151,510     1,450,709
  Real estate taxes payable                                    81,878       139,405
  Due to General Partner and its affiliates                 6,565,471     5,834,513
                                                         ------------  ------------

Total liabilities                                          62,282,509    59,112,601
                                                         ------------  ------------

Minority interests in local partnerships                     (606,601)      600,940
                                                         ------------  ------------

Partners' capital (deficit):

  Limited partners (38,125 BUC$ issued and outstanding)    (1,926,627)    1,663,435
  General partner (1 BUC$ issued and outstanding)             742,802       760,843
                                                         ------------  ------------

Total partners' capital (deficit)                          (1,183,825)    2,424,278
                                                         ------------  ------------

Total liabilities and partners' capital (deficit)        $ 60,492,083  $ 62,137,819
                                                         ============  ============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED MARCH 31,
                                           ----------------------------------------
                                               2002           2001          2000
                                           -----------    -----------   -----------
Revenues

Rental income                              $ 9,530,921    $ 9,006,505   $ 7,389,657
Other income                                   802,113        754,790       525,397
Interest income                                 38,065         39,888        24,826
                                           -----------    -----------   -----------

                                            10,371,099      9,801,183     7,939,880
                                           -----------    -----------   -----------

Expenses
Interest                                     4,689,172      4,729,740     4,408,997
Depreciation and amortization                2,447,028      2,445,646     2,433,206
Operating and other                            918,938        921,562       929,421
Taxes and insurance                          1,158,871      1,079,256     1,012,106
Repairs and maintenance                      2,540,544      2,618,238     2,004,251
General and administrative                   2,762,046      2,929,956     2,028,747
Property management fees                       424,360        395,297       304,317
Partnership management fees                    245,367        244,622       254,064
                                           -----------    -----------   -----------

Total expenses                              15,186,326     15,364,317    13,375,109
                                           -----------    -----------   -----------

Loss before minority interest and
   extraordinary item                       (4,815,277)    (5,563,134)   (5,435,229)
Minority interest in loss of local
   partnerships                              1,207,124      1,135,959       637,201
                                           -----------    -----------   -----------

Loss before extraordinary item              (3,608,103)    (4,427,175)   (4,798,028)

Extraordinary item -- forgiveness of
   indebtedness income (Note 10)                     0        833,002     1,656,843
                                           -----------    -----------   -----------

Net loss                                   $(3,608,103)   $(3,594,173)  $(3,141,185)
                                           ===========    ===========   ===========

Loss before extraordinary item --
  limited partners                         $(3,590,062)   $(4,405,039)  $(4,774,038)
Extraordinary item-limited partners                  0        828,837     1,648,559
                                           -----------    -----------   -----------
Net loss-limited partners                  $(3,590,062)   $(3,576,202)  $(3,125,479)
                                           ===========    ===========   ===========

Number of limited partnership units
  outstanding                                   38,125         38,125        38,125
                                           ============   ===========   ===========

Loss before extraordinary item per
   limited partnership unit                $    (94.17)   $   (115.54)  $   (125.22)
Extraordinary item per limited
  partnership unit                                    0         21.74         43.24
                                           -----------    -----------   -----------
Net loss per limited partnership unit      $    (94.17)   $    (93.80)  $    (81.98)
                                           ============   ===========   ===========

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                              LIMITED        GENERAL
                                  TOTAL       PARTNERS       PARTNER          BUC$
                               -----------  -----------      --------       -------
Partners' capital
April 1, 1999                  $ 9,159,636  $ 8,365,116      $794,520       38,126

Net loss                        (3,141,185)  (3,125,479)      (15,706)           0
                               -----------  -----------      --------       -------

Partners' capital
March 31, 2000                   6,018,451    5,239,637       778,814       38,126

Net Loss                        (3,594,173)  (3,576,202)      (17,971)           0
                               -----------  -----------      --------       -------

Partners' capital
March 31, 2001                   2,424,278    1,663,435       760,843       38,126

Net Loss                        (3,608,103)  (3,590,062)      (18,041)           0
                               -----------  -----------      --------       -------

Partners' capital (deficit)
March 31, 2002                 $(1,183,825) $(1,926,627)     $742,802       38,126
                               ===========  ===========      ========       ======

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEAR ENDED MARCH 31,
                                           ----------------------------------------
                                               2002           2001          2000
                                           -----------    -----------   -----------
Cash flows from operating activities:

Net loss                                   $(3,608,103)   $(3,594,173)  $(3,141,185)
                                           -----------    -----------   -----------
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                2,447,028      2,445,646     2,433,206
Minority interest in loss of local
  partnerships                              (1,207,124)    (1,135,959)     (637,201)
Forgiveness of debt (Note 9)                         0       (833,002)   (1,656,843)
Increase in cash held in escrow               (194,178)      (203,440)     (275,974)
(Decrease) increase in real estate taxes
  payable                                      (57,527)        15,391        18,696
(Decrease) increase in accrued interest
  payable                                       (2,820)       765,364       384,984
(Increase) decrease in other assets            (76,455)        79,511       (29,541)
(Increase) decrease in other accrued
  expenses and liabilities                    (390,253)      (230,107)       36,834
                                           -----------    -----------   -----------
Total adjustments                              518,671        903,404       274,161
                                           -----------    -----------   -----------

Net cash used in operating activities       (3,089,432)    (2,690,769)   (2,867,024)
                                           -----------    -----------   -----------

Cash flows from investing activities:
Investments in property                        (62,881)       (86,750)     (201,936)
                                           -----------    -----------   -----------

Net cash used in investing activities          (62,881)       (86,750)     (201,936)
                                           -----------    -----------   -----------

Cash flows from financing activities
Proceeds from mortgage notes                 4,600,000              0             0
Payments on mortgage notes                  (2,539,938)      (614,114)     (557,375)
Advances from Local General Partners                 0              0       326,000
Advances from General Partner                        0              0        18,000
Increase in deferred costs                    (129,521)             0             0
Decrease in development fees payable          (299,199)             0             0
Increase in due to Local General Partners
  and affiliates of Local Partnerships,
  General Partner and its affiliates         1,859,645      2,249,564     3,285,292
Advance from local limited partner                   0        852,935       700,000
Distribution to minority interest                 (417)          (401)         (590)
                                           -----------    -----------   -----------

Net cash provided by financing activities    3,490,570      2,487,984     3,771,327
                                           -----------    -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                  338,257       (289,535)      702,367
Cash and cash equivalents at beginning of
  year                                         667,371        956,906       254,539
                                           -----------    -----------   -----------
Cash and cash equivalents at end of year   $ 1,005,628    $   667,371   $   956,906
                                           ===========    ===========   ===========
Supplemental disclosures of cash flow
  information:
Interest paid                              $ 3,020,853    $ 3,570,449   $ 3,981,754
                                           ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit ("Tax Credit"). The general partner of the Partnership, from inception to September 30, 1997, Prudential-Bache Properties, Inc. (the "General Partner" or "PBP"), is not affiliated with a general partner of any Local Partnership ("Local General Partner"). P.B. Tax Credit S.L.P. ("PBSLP"), an affiliate of PBP, acted as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2002, the Partnership has investments in eight Local Partnerships.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Principles of Consolidation

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principle generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the assets, liabilities and results of operations of the subsidiaries. All subsidiaries have fiscal years ending December 31. Intercompany transactions have been eliminated.

Minority interest in Local Partnerships represents the minority partners' share of the net assets of the Local Partnerships.

b)  Investment in Property

The impairment of Properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the Prop-

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

erties' carrying value. If a property is determined to be impaired, it is recorded at the lower of its carrying value or its estimated fair value.

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

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated 99.5% to the limited partners and .5% to the General Partner. As of March 31, 2002, no distributions have been paid.

g)  Rental Income

Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

h)  Reclassification

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Certain items in the 2001 financial statements have been reclassified to conform to the 2000 and 2002 presentation.

NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt. The accumulated amortization as of March 31, 2002 and 2001 is, $3,433,205 and $3,191,270, respectively.

b)  Management Fees

Each individual Property has a managing agent who performs the necessary functions in operating the Property. The property management fee is equal to a percentage of the annual gross revenues of a Property paid in consideration of the property management services provided (See Note 7).

The General Partner is entitled to receive a partnership management fee, payable from operations and reserves, in an amount not to exceed the difference between ..375% per annum of Invested Assets (as defined in the Partnership Agreement) and the local administrative fee payable to the New SLP. This partnership management fee is for administering the affairs of the Partnership (See Note 6). Unpaid portions of the management fee for any year accrue without interest.

c)  General and Administrative

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses payable by or allocable to the Partnership (See
Note 6). The Partnership also pays amounts directly to unrelated third parties for certain operating expenses.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:


                               NET INVESTMENT IN PROPERTY   MORTGAGE NOTES PAYABLE
                               --------------------------   ----------------------
DESCRIPTION (a)                    2002         2001          2002          2001
---------------                 -----------  -----------   -----------  -----------
Apartment Complexes:

RMB Limited Partnership         $ 3,274,780  $ 3,445,540   $ 4,600,000  $ 1,852,154
  (Hubbard's Ridge)
  Garland, TX

Cutler Canal II                   8,390,718    8,637,004     5,786,090    5,833,480
  Associates, Ltd.
  Miami, FL

Diamond Street Venture (b)        1,693,504    1,775,726     2,934,097    2,953,299
  Philadelphia, PA
Papillion Heights                 1,543,073    1,595,843       972,787      988,475
  Apartments L.P.
  Papillion, NE

Hill Top Homes                    5,902,229    6,087,713     3,297,769    3,379,941
  Apartments
  Limited Partnership
  Arlington, TX

Palm Beach                       29,734,352   30,768,100    24,776,886   25,249,155
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza              3,800,107    4,029,609     2,378,063    2,405,392
  Limited Partnership
  Richmond, VA

Compton Townhouses                1,282,765    1,376,240     1,270,078    1,293,812
                                -----------  -----------   -----------  -----------
  Limited Partnership
  Cincinnati, OH

                                $55,621,528  $57,715,775   $46,015,770  $43,955,708
                                ===========  ===========   ===========  ===========

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                       AMOUNT
                                    -----------
2002                                $   758,286
2003                                    838,250
2004                                    921,918
2005                                  3,513,950
2006                                  4,073,655
Thereafter                           35,909,711
                                    -----------
                                    $46,015,770
                                    ===========

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $41,075,770 bear interest at rates ranging from 6.25% to 10.75% and have final maturities ranging from September 1, 2006 to May 1, 2031. First mortgages include $24,776,886 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on May 1, 2016 and December 15, 2029, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional interest rate of 6%. The base interest rate is payable annually from Project Income, as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capital to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% continues to be accrued in the accompanying consolidated financial statements.

On December 28, 2001, Hubbard's Ridge refinanced its outstanding mortgage note payable in the amount of $1,852,154. The new mortgage in the amount of $4,600,000 is payable in monthly installments of $31,131 including interest at the rate 7.17% per annum through January 1, 2012, at which time the balance will be due. Proceeds from the new mortgage were used to pay the prior mortgage note payable, repay funds advanced from the Local General Partner and General Partner, establish escrows, pay refinancing costs and the remaining cash was distributed to the Partnership in the amount of approximately $1,939,000. The Partnership used the proceeds to repay affiliates of the General Partner.

At March 31, 2002 and 2001, the estimated fair values of the mortgage notes payable were approximately $42,823,333 and $47,022,241, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 6 - Related Parties

During their respective ownership periods, the General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The General Partner and its affiliates receive partnership management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred to the General Partner were:

                                                       YEAR ENDED MARCH 31,
                                              -------------------------------------
                                                2002            2001         2000
                                              --------        -------      --------
Partnership management fees                   $245,367       $244,622      $254,064
Property management fees                       149,693        126,630        76,700
Local administrative fees                       20,250         20,250        20,250
General and administrative                      64,867        114,145        94,417
Interest                                       365,789        330,667        87,852
                                              --------        -------      --------

                                              $845,966       $836,314      $533,283
                                              ========       ========      ========

The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

During the year ended March 31, 2002, the General Partner and its affiliates advanced $730,958 to the Partnership and as of March 31, 2002 and 2001, total advances outstanding are $6,565,471 and $5,834,513, respectively. The advances are unsecured, and bear interest at prime +2% and due on demand.

NOTE 7 - Local General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in connection with the construction, financing and development of the Apartment Complexes. Interest is accrued on certain loans made by three of the Local General Partners during the years ended March 31, 2002, 2001 and 2000, respectively. Additionally, during the years ended March 31, 2002, 2001 and 2000, five of the Local Partnerships were managed by a Local General Partner or its affiliates. The costs were:

                                                       YEAR ENDED MARCH 31,
                                              -------------------------------------
                                                2002            2001         2000
                                              --------        -------      --------
Interest                                      $213,276       $240,174      $ 99,468
Management fees                                330,218        282,710       203,597
                                              --------        -------      --------

                                              $543,494       $522,884      $303,065
                                              ========       ========      ========

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Due to Local General Partners and affiliates of Local Partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.

At March 31, 2002, the properties owned by four of the Local Partnerships are managed by a Local General Partner or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

At March 31, 2002 and 2001, development fees of $1,151,510 and $1,450,709 were payable to various Local General Partners.

NOTE 8 - Quarterly Financial Information (Unaudited)

                             FIRST QUARTER        SECOND QUARTER        THIRD QUARTER
                             -------------        --------------        -------------

Fiscal Year 2002
-----------------------
Total Revenue                 $  2,473,781         $  2,436,074         $  2,439,119
Net earnings (loss)               (793,678)            (583,395)            (953,288)

Fiscal Year 2001
-----------------------
Total Revenue                 $  2,139,895         $  2,269,090         $  2,451,897
Net earnings (loss)               (984,382)            (828,069)            (849,482)

NOTE 9 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2002, the account balance exceeded the FDIC limit.

NOTE 10 - Forgiveness of Indebtedness Income

RMB LIMITED PARTNERSHIP ("HUBBARDS RIDGE")

During the year ended March 31, 2000 it was determined that construction costs payable in the amount of $605,358 would not be paid and such amounts were subsequently written off and recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
During 2001, 2000 and 1999, various partners made voluntary loans to the Partnership. The Local General Partner also elected to treat portions of such loans in the amount of $593,589 and $1,051,485 as nonrepayable in 2001 and 2000. During 2001, it was determined management fees in the amount of $239,413 payable to the former management agent would not be paid and such amounts were subsequently written off. These amounts were recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership.

NOTE 11 -  Commitments and Contingencies

Subsidiary Partnership - Going Concern

SUMMER CREEK VILLAS LOCAL PARTNERSHIP
The Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2001, Summer Creek Villas' operations are impeded by the inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 2001 and 2000, in an effort to improve occupancy, the Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of painting, landscaping, new playground, asphalt repairs, and individual units fixture and finish replacements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements, which ended December 31, 1997. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074. Additional voluntary loans during 2001 and 2000 of $1,525,000 and $2,436,936, respectively, have been received from Patriot Tax Credit Properties, L.P. and Palm Beach Investor (Washington Mutual).

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2001 and 2000 to fund operating deficit's total $1,525,000 and $2,436,936, respectively. As of December 31, 2001, no additional funding is required. Management of Summer Creek Villas plans to request additional funding from its partners (including the Partnership) in the coming year.

These loans, if obtained, are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

During 2001, the management agent, an affiliate of Summer Creek Villas, advanced Summer Creek Villas operating funds in the form of deferred management fees and unreimbursed payroll in the amount of $797,017. The management agent is not obligated to provide such advances.

As of March 31, 2002 and 2001, the consolidated financial statements include total assets of $32,067,406 and $33,168,512, respectively, total liabilities of $36,100,522 and $33,486,565, respectively, and a minority interest of $796,380 and $409,237, respectively, attributable to this subsidiary.

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

None.


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

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

NAME                                POSITION

Alan P. Hirmes                      Member, President and Chief
                                    Executive and Financial Officer

Stuart J. Boesky                    Member, Executive Vice President
                                    and Chief Operating Officer

Denise L. Kiley                     Vice President

Mark J. Schlacter                   Vice President

Marc D. Schnitzer                   Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 47, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of The Related Companies, L.P. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of The Related Companies, L.P. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 42, is an Executive Vice President and Chief Underwriter for RCC, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in RCC-sponsored corporate, public and private equity and debt funds. Ms. Kiley is also responsible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARK J. SCHLACTER, 51, is a Vice President of Mortgage Acquisitions of RCC, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

MARK D. SCHNITZER, 41, is an Executive Vice President of RCC and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

GLENN F. HOPPS, 39, joined RCC in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 36, joined RCC in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of June 1, 2002, Messrs. Boesky and Hirmes own directly or beneficially 100% of the interest in the voting securities of the General Partner.

As of June 1, 2002, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 1, 2002, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                             SEQUENTIAL
                                                                                PAGE
                                                                           -------------
(a) 1.    Financial Statements

          Independent Auditors' Report                                            14

          Consolidated Balance Sheets as of March 31,
          2002 and 2001                                                           32

          Consolidated Statements of Operations for the years ended March 31,
          2002, 2001 and 2000                                                     33

          Consolidated Statements of Changes in Partners' Capital (Deficit)
          for the years ended March 31, 2002, 2001 and 2000                       34

          Consolidated Statements of Cash Flows for the years ended March 31,
          2002, 2001 and 2000                                                     35

          Notes to Consolidated Financial Statements                              36

(a) 2.    FINANCIAL STATEMENT SCHEDULES AND INDEPENDENT AUDITORS' REPORT ON SCHEDULES
          ---------------------------------------------------------------------------

          Independent Auditors' Report on Schedules                               52

          Schedule III - Real Estate and Accumulated Depreciation                 53

          All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                             SEQUENTIAL
                                                                                PAGE
                                                                           -------------
(a) 3.    EXHIBITS

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

(3.4)     Certificate of Limited Partnership as filed on May 3, 1989 and
          Amendments thereto dated May 25, 1989 and June 21, 1989*

(3.5)     Amendment to Certificate of Limited Partnership dated October 1,
          1997***

(10.1) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

(10.2)    Form of Amended and Restated Agreement of Local Limited Partnership of
          Local Partnerships**

(99.1)    Balance Sheet and Independent Auditors' Report, RCC Partners 96,
          L.L.C., March 31, 2002.                                                 55

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

                                   SIGNATURES
                                   ----------

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)


                               By:  RCC PARTNERS 96, L.L.C.,
                                    General Partner


Date:  June 21, 2002                By: /s/ Alan P. Hirmes
                                        ---------------------------------------
                                        Alan P. Hirmes
                                        Member, President and Chief
                                        Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                               TITLE                          DATE
---------------------        -------------------------------------  --------------------


                             Member, President and Chief
/s/ Alan P. Hirmes           Executive and Financial Officer
--------------------         (principal executive and financial
Alan P. Hirmes               officer) of RCC Partners 96., L.L.C.   June 21, 2002


                             Member, Executive Vice President
/s/ Stuart J. Boesky         and Chief Operating Officer
--------------------         (principal operating officer) of
Stuart J. Boesky             RCC Partners 96., L.L.C.               June 21, 2002


/s/ Glenn F. Hopps           Treasurer
--------------------         (principal accounting officer) of
Glenn F. Hopps               RCC Partners 96., L.L.C.               June 21, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries

In connection with our audit of the consolidated financial statements of Patriot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 2001. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
June 4, 2002

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2002

                                                                                                      GROSS AMOUNTS
                                 INITIAL COST TO PARTNERSHIP        COSTS CAPITALIZED       AT WHICH CARRIED AT CLOSE OF PERIOD (5)
                                 ---------------------------  SUBSEQUENT TO ACQUISITION (7) ---------------------------------------
                                              BUILDINGS AND   ----------------------------              BUILDINGS AND
DESCRIPTION (4)(6) ENCUMBRANCES     LAND       IMPROVEMENTS   IMPROVEMENTS  CARRYING COSTS     LAND     IMPROVEMENTS       TOTAL
------------------ ------------  -----------   ------------   ------------  --------------  ----------  ------------     ---------
Apartment
Complexes:

RMB Limited
  Partnership
  (Hubbard's
  Ridge)(1)
  Garland, TX       $ 4,600,000   $  107,237    $   965,136    $ 4,053,296    $  185,180    $ 107,237   $ 5,203,612     $ 5,310,849
Cutler Canal II
  Associates,
  Ltd. (2)
  Miami, FL           5,786,090      807,071      1,388,350      9,186,987        67,728      807,071    10,643,065      11,450,136
Diamond Street
  Venture (3)
  Philadelphia,
  PA                  2,934,097        9,729        234,465      2,395,124       273,218        9,729     2,902,807       2,912,536
Papillion Heights
  Apartments
  L.P. (1)
  Papillion, NE         972,787       63,329      1,816,598        259,945        66,552       63,329     2,143,095       2,206,424
Hill Top Homes
  Apartments
  L.P. (1)
  Arlington, TX       3,297,769      553,841      3,690,150      3,544,302       316,368      553,841     7,550,820       8,104,661
Palm Beach
  Apartments
  Ltd, (1)
  (Summer Creek
  Villas)
  West Palm
  Beach, FL          24,776,886    2,396,876     10,578,563     25,980,637     1,876,795    2,396,876    38,435,995      40,832,871
Brookland Park
  Plaza L.P. (1)
  Richmond, VA        2,378,063       50,000        109,850      5,913,667       376,165       50,000     6,399,682       6,449,682
Compton
  Townhouses
  L.P. (1)
  Cincinnati, OH      1,270,078       17,550        476,708      1,923,171        28,203       17,550     2,428,082       2,445,632
                    -----------   ----------    -----------    -----------    ----------   ----------   -----------     -----------

                    $46,015,770   $4,005,633    $19,259,820    $53,257,129    $3,190,209   $4,005,633   $75,707,158     $79,712,791
                    ===========   ==========    ===========    ===========    ==========   ==========   ===========     ===========

                                                                                       LIFE ON WHICH
                                                                                      DEPRECIATION IN
                                                        DATE                           LATEST INCOME
                                  ACCUMULATED       CONSTRUCTION         DATE         STATEMENTS ARE
DESCRIPTION (4)(6)                DEPRECIATION        COMPLETED        ACQUIRED          COMPUTED
------------------                ------------      ------------       -------        ---------------
Apartment
Complexes:

RMB Limited
  Partnership
  (Hubbard's
  Ridge)(1)
  Garland, TX                      $ 2,036,069          5/90            12/89               30
Cutler Canal II
  Associates,
  Ltd. (2)
  Miami, FL                          3,059,418          1/91             1/90               40
Diamond Street
  Venture (3)
  Philadelphia,
  PA                                 1,219,032         12/90             1/90               40
Papillion Heights
  Apartments
  L.P. (1)
  Papillion, NE                        663,351         12/90             4/90               40
Hill Top Homes
  Apartments
  L.P. (1)
  Arlington, TX                      2,202,432          12/90            6/90               40
Palm Beach
  Apartments
  Ltd, (1)
  (Summer Creek
  Villas)
  West Palm
  Beach, FL                         11,098,519          8/91             6/90               40
Brookland Park
  Plaza L.P. (1)
  Richmond, VA                       2,649,575         12/90             7/90               27.5
Compton
  Townhouses
  L.P. (1)
  Cincinnati, OH                     1,162,867          6/92             1/92               40
                                   -----------

                                   $24,091,263
                                   ===========

(1)  First mortgage
(2)  Includes first and second mortgages
(3)  Includes first, second and third mortgages
(4) At March 31, 2002, the Registrant holds a 66.5% interest in the Local Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 2001 is $80,614,671.
(6)  The Registrant believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2002

                                         COST OF PROPERTY AND EQUIPMENT                       ACCUMULATED DEPRECIATION
                                ---------------------------------------------      ---------------------------------------------
                                                                      YEAR ENDED MARCH 31,
                                ------------------------------------------------------------------------------------------------
NOTE A - RECONCILIATION             2002             2001             2000             2002             2001            2000
-----------------------         -----------      -----------      -----------      -----------      -----------      -----------
Balance at beginning of year    $79,649,910      $79,563,160      $79,361,224      $21,934,135      $19,762,979      $17,604,303
Additions during year:
Improvements                         62,881           86,750          201,936
Depreciation expense (1)                                                             2,157,128        2,171,156        2,158,676
                                -----------      -----------      -----------      -----------      -----------      -----------

Balance at close of year        $79,712,791      $79,649,910      $79,563,160      $24,091,263      $21,934,135      $19,762,979
                                ===========      ===========      ===========      ===========      ===========      ===========

(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.