Form 10-Q
period 2002-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2002-08-09
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
             (Exact name of registrant as specified in its charter)

                  Delaware                                13-3519080
---------------------------                          -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


625 Madison Avenue, New York, New York                      10022
--------------------------------------               -------------------
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

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                ------------    ------------
                                                   June 30,       March 31,
                                                     2002           2002
                                                ------------    ------------
                                                 (Unaudited)
ASSETS
Investment in property:

Land                                            $  4,005,633    $  4,005,633
Buildings and improvements                        75,718,200      75,707,158
Accumulated depreciation                         (24,629,447)    (24,091,263)
                                                ------------    ------------
Net investment in property                        55,094,386      55,621,528
                                                ------------    ------------

Cash and cash equivalents                          2,911,905       1,005,628
Cash and cash equivalents
  held in escrow                                   1,290,644       1,681,511
Deferred financing costs, net
  of accumulation of $3,504,232
  and $3,433,205                                   1,858,913       1,879,582
Other assets                                         315,371         303,834
                                                ------------    ------------

Total assets                                    $ 61,471,219    $ 60,492,083
                                                ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (continued)

                                                ------------    ------------
                                                   June 30,       March 31,
                                                     2002           2002
                                                ------------    ------------
                                                 (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                        $ 45,871,754    $ 46,015,770
  Accrued interest payable                         2,065,340       2,040,908
  Other accrued expenses
   and liabilities                                 1,649,742       1,775,134
  Due to Local General Partners and
   affiliates of Local Partnerships                4,893,838       4,651,838
  Development fees payable                         1,151,510       1,151,510
  Real estate taxes payable                          186,439          81,878
  Due to General Partner and
   its affiliates                                  8,451,612       6,565,471
                                                ------------    ------------

Total liabilities                                 64,270,235      62,282,509
                                                ------------    ------------

Minority interest in local
  partnerships                                      (865,749)       (606,601)
                                                ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                        (2,672,322)     (1,926,627)

  General partner (1 BUC$
   issued and outstanding)                           739,055         742,802
                                                ------------    ------------

Total partners' capital (deficit)                 (1,933,267)     (1,183,825)
                                                ------------    ------------

Total liabilities and partners'
  capital (deficit)                             $ 61,471,219    $ 60,492,083
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 ------------------------------
                                                        Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    2002                2001
                                                 ------------------------------
Revenues
Rental income                                    $ 2,339,384        $ 2,297,142
Other income                                         200,358            172,155
Interest income                                        5,392              4,484
                                                 -----------        -----------

                                                   2,545,134          2,473,781
Expenses
Interest                                           1,170,383          1,175,751
Depreciation and amortization                        609,211            612,070
Operating and other                                  177,170            186,122
Taxes and insurance                                  300,800            294,959
Repairs and maintenance                              674,986            685,041
General and administrative                           477,787            444,415
Partnership management fees                           59,014             59,014
Property management fees                              84,066             88,700
                                                 -----------        -----------

Total expenses                                     3,553,417          3,546,072
                                                 -----------        -----------

Loss before minority interest                     (1,008,283)        (1,072,291)

Minority interest in loss of
  local partnerships                                 258,841            278,613
                                                 -----------        -----------

Net loss                                         $  (749,442)       $  (793,678)
                                                 ===========        ===========

Net loss - limited partners                      $  (745,695)       $  (789,710)
                                                 ===========        ===========

Number of limited partnership
  units outstanding                                   38,125             38,125
                                                 ===========        ===========

Net loss per limited
  partnership unit                               $    (19.56)       $    (20.71)
                                                 ===========        ===========

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Limited          General
                         Total           Partners         Partner         BUC$
                      -----------      ------------     -----------     -------
Partners' capital
April 1, 2002         $(1,183,825)     $ (1,926,627)    $   742,802      38,125

Net loss-Three
Months ended
June 30, 2002            (749,442)         (745,695)         (3,747)          0
                      -----------      ------------     -----------     -------

Partners' capital
(deficit) -
June 30, 2002         $(1,933,267)     $ (2,672,322)    $   739,055      38,125
                      ===========      ============     ===========     =======


          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 ------------------------------
                                                        Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    2002                2001
                                                 ------------------------------
Cash flows from operating activities:
Net loss                                         $  (749,442)       $  (793,678)
                                                 -----------        -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

Depreciation and amortization                        609,211            612,070
Minority interest in loss of
  local partnerships                                (258,841)          (278,613)
Decrease in cash held
  in escrow                                          390,867            288,417
Increase (decrease) in real estate
  taxes payable                                      104,561             (4,023)
Increase in accrued interest payable                  24,432             21,822
Increase in other assets                             (11,537)           (41,535)
(Decrease) increase in other liabilities            (125,392)           190,710
Increase in partnership management
  fees                                                59,014             59,014
Increase in public funds payable                      16,014             13,865
(Decrease) increase in asset manage-
  ment fee                                           (11,000)             1,375
                                                 -----------        -----------

Total adjustments                                    797,329            863,102
                                                 -----------        -----------
Net cash provided by operating
  activities                                          47,887             69,424
                                                 -----------        -----------

Cash flows from investing activities:
Investment in property                               (11,042)           (21,029)
                                                 -----------        -----------


                      PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (continued)

                                                 ------------------------------
                                                        Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    2002                2001
                                                 ------------------------------
Cash flows from financing activities:
Increase in deferred costs                           (50,358)                 0
Payments of mortgage notes                          (144,016)          (165,687)
Distribution to minority interest                       (307)                 0
Advances from General Partner                      1,822,113            215,068
Advances from local limited partner                        0            350,000
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates                        284,435            165,859
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                     (42,435)           (21,882)
                                                 -----------        -----------
Net cash provided by financing
  activities                                       1,869,432            543,358
                                                 -----------        -----------

Net increase in cash and
  cash equivalents                                 1,906,277            591,753

Cash and cash equivalents at
  beginning of period                              1,005,628            667,371
                                                 -----------        -----------

Cash and cash equivalents at
  end of period                                  $ 2,911,905        $ 1,259,124
                                                 ===========        ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                    $ 1,145,951        $ 1,153,929
                                                 ===========        ===========

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of June 30, 2002 and the results of operations and its cash flows for the three months ended June 30, 2002 and 2001. However, the operating results and cash flows for the interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2002.

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the three month period ended March 31, 2002 and occupancy rates are as of March 31, 2002.


Note 2 - Related Parties

The General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; and printing and other administrative services. The General Partner and its affiliates receive Partnership management fees and reimbursements for general and administrative

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred
to   the    General    Partner    were:

                                                        Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    2002                2001
                                                 ------------------------------

Partnership Management fees (a)                  $    59,014        $    59,014
Property Management fees                              26,338             24,949
Local administrative fees                              5,062              5,062
General and administrative                            21,514             15,239
Interest (b)                                         113,666             82,667
                                                 -----------        -----------

                                                 $   225,594        $   186,931
                                                 ===========        ===========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $486,000 and $427,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively.

As of June 30, 2002, the properties owned by four of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the three months ended June 30, 2002, the General Partner and its affiliates advanced $1,886,141 to the Partnership and as of June 30, 2002 and March 31, 2002, total advances outstanding are $8,451,612 and $6,565,471, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

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

For the three months ended June 30, 2002, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $1,906,000. The increase is primarily attributable to advances from General Partner ($1,822,000) and cash provided by operating activities ($48,000) which exceeded payments of mortgage notes ($144,000), a net increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($242,000), an increase in deferred costs ($50,000) and investment in property ($11,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $609,000.

Summer Creek Villas Local Partnership ("Summer Creek Villas")
-------------------------------------------------------------

Summer Creek  Villas has  experienced  lower than  expected  economic  occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2001, Summer Creek Villas' operations are impeded by its inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with its other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through June 30, 2002 to fund operating deficits total $8,735,749 and are comprised of $6,735,749 from the Partnership (which was eliminated in consolidation) and $2,000,000 from the Class C local limited partner. Management of Summer Creek Villas plans to request additional funding from its partners (including the Partnership) in the coming year.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in Form 10-K and above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three month period ended June 30, 2002. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $42,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to rental rate increases.

Other income increased approximately $28,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to an increase in redecorating fees and termination fees received at Summer Creek Villas.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                            March 31,
                                                 ------------------------------
                                                     2002               2001
                                                 ------------------------------

Property

Hubbard's Ridge                                       99%               100%
Cutler Canal II                                       98                 97
Diamond Street                                        94                 92
Papillion Heights                                     85                 83
Hill Top Homes                                        91                 96
Summer Creek Villas                                   90                 90
Brookland Park Plaza                                  88                 99
Compton Townhouses                                    97                100

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

       (a)Exhibits:

          Description:

          3.1 Amendment to Certificate of Limited Partnership dated October 1, 1997 (3)

          4.1 Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and December21, 1989 (1)

          4.2 Amendment Number 1 to Prudential-Bache Tax Credit Properties L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997 (3)

          10.1  Form  of  Purchase  and  Sale   Agreement   pertaining   to  the
Partnership's Acquisition of Local Partnership Interests (2)

          10.2  Form  of  Amended  and  Restated   Agreement  of  Local  Limited
Partnership of Local Partnerships (2)

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

       (b)Reports on Form 8-K - None.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                               By:  RCC PARTNERS 96, L.L.C.,
                                    General Partner

Date:  August 8, 2002

                                    By:  /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Member, President and
                                         Chief Executive and
                                         Financial Officer
Date:  August 8, 2002


                                    By:  /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps
                                         Treasurer and
                                         Chief Accounting Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ Alan P. Hirmes


Alan P. Hirmes
Chief Executive Officer and Chief Financial Officer
August 8, 2002