Form 10-Q
period 2002-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2002-11-08
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     13-3519080
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


625 Madison Avenue, New York, New York                    10022
----------------------------------------            -------------------
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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                ============       ============
                                                September 30,        March 31,
                                                    2002               2002
                                                ------------       ------------
                                                (Unaudited)
ASSETS
Investment in property:

Land                                            $  4,005,633       $  4,005,633
Buildings and improvements                        75,955,392         75,707,158
Accumulated depreciation                         (25,172,636)       (24,091,263)
                                                ------------       ------------
Net investment in property                        54,788,389         55,621,528
                                                ------------       ------------

Cash and cash equivalents                          1,225,877          1,005,628
Cash and cash equivalents
  held in escrow                                   1,361,672          1,681,511
Deferred financing costs, net
  of accumulation of $3,574,752
  and $3,433,205                                   1,788,970          1,879,582
Other assets                                         364,342            303,834
                                                ------------       ------------

Total assets                                    $ 59,529,250       $ 60,492,083
                                                ============       ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)


                                                ============       ============
                                                September 30,        March 31,
                                                    2002               2002
                                                ------------       ------------
                                                (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                        $ 45,610,398       $ 46,015,770
  Accrued interest payable                         2,192,727          2,040,908
  Other accrued expenses
   and liabilities                                1 ,652,280          1,775,134
  Due to Local General Partners and
   affiliates of Local Partnerships                4,982,138          4,651,838
  Development fees payable                         1,151,510          1,151,510
  Real estate taxes payable                          183,619             81,878
  Due to General Partner and
   its affiliates                                  7,362,046          6,565,471
                                                ------------       ------------

Total liabilities                                 63,134,718         62,282,509
                                                ------------       ------------

Minority interest in local
  partnerships                                    (1,016,719)          (606,601)
                                                ------------       ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                        (3,324,526)        (1,926,627)

  General partner (1 BUC$
   issued and outstanding)                           735,777            742,802
                                                ------------       ------------

Total partners' capital (deficit)                 (2,588,749)        (1,183,825)
                                                ------------       ------------

Total liabilities and partners'
  capital (deficit)                             $ 59,529,250       $ 60,492,083
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           ========================   =========================
                              Three Months Ended           Six Months Ended
                                  September 30,              September 30,
                           ------------------------   -------------------------
                              2002          2001          2002          2001
                           ------------------------   -------------------------

Revenues
Rental income              $2,379,036    $2,240,867   $ 4,718,420   $ 4,538,009
Other income                  162,220       187,719       362,578       359,874
Interest income                 2,733         7,488         8,125        11,972
                           ----------    ----------   -----------   -----------
                            2,543,989     2,436,074     5,089,123     4,909,855
                           ----------    ----------   -----------   -----------
Expenses
Interest                    1,196,634     1,112,832     2,367,017     2,288,583
Depreciation and
  amortization                613,709       612,401     1,222,920     1,224,471
Operating and other           195,257       193,790       372,427       379,912
Taxes and
  insurance                   306,159       282,339       606,959       577,298
Repairs and
  maintenance                 444,734       454,332     1,119,720     1,139,373
General and
  administrative              441,354       428,762       919,141       873,177
Partnership
  management fees              59,718        59,718       118,732       118,732
Property
  management fees              92,876        86,758       176,942       175,458
                           ----------    ----------   -----------   -----------
                            3,350,441     3,230,932     6,903,858     6,777,004
                           ----------    ----------   -----------   -----------
Loss before minority
  interest                   (806,452)     (794,858)   (1,814,735)   (1,867,149)
Minority interest
  in loss of
  local partnerships          150,970       211,463       409,811       490,076
                           ----------    ----------   -----------   -----------

Net loss                   $ (655,482)   $ (583,395)  $(1,404,924)  $(1,377,073)
                           ==========    ==========   ===========   ===========
Net loss - limited
  partners                 $ (652,204)   $ (580,478)  $(1,397,899)  $(1,370,188)
                           ==========    ==========   ===========   ===========
Number of
  limited partnership
  units outstanding            38,125        38,125        38,125        38,125
                           ==========    ==========   ===========   ===========
Net loss per limited
  partnership unit         $   (17.11)   $   (15.23)  $    (36.67)  $    (35.94)
                           ==========    ==========   ===========   ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Limited        General
                           Total         Partners       Partner          BUC$
                        -----------    -----------    -----------    ----------

Partners' capital
April 1, 2002           $(1,183,825)   $(1,926,627)   $   742,802        38,125

Net loss-Six
Months ended
September 30, 2002       (1,404,924)    (1,397,899)        (7,025)            0
                        -----------    -----------    -----------    ----------
Partners' capital
(deficit) -
September 30, 2002      $(2,588,749)   $(3,324,526)   $   735,777        38,125
                        ===========    ===========    ===========    ==========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     ===========================
                                                          Six Months Ended
                                                            September 30,
                                                     ---------------------------
                                                        2002            2001
                                                     ---------------------------
Cash flows from operating activities:
Net loss                                             $(1,404,924)   $(1,377,073)
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:

Depreciation and amortization                          1,222,920      1,224,471
Minority interest in loss of
  local partnerships                                    (409,811)      (490,076)
Decrease in cash held
  in escrow                                              319,839        103,654
Increase in real estate taxes payable                    101,741         58,382
Increase in accrued interest payable                     151,819         76,048
Increase in other assets                                 (60,508)      (145,243)
(Decrease) increase in accrued
  expenses and liabilities                              (122,854)       636,814
Increase in partnership management
  fees payable                                           118,732        118,732
(Decrease) increase in public funds
  payable                                                (23,979)        25,865
(Decrease) increase in asset manage-
  ment fee payable                                        (8,250)         1,375
                                                     -----------    -----------

Total adjustments                                      1,289,649      1,610,022
                                                     -----------    -----------
Net cash (used in) provided by
  operating activities                                  (115,275)       232,949
                                                     -----------    -----------

Cash flows from investing activities:
Investment in property                                  (248,234)      (240,669)
                                                     -----------    -----------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                     ===========================
                                                          Six Months Ended
                                                            September 30,
                                                     ---------------------------
                                                        2002            2001
                                                     ---------------------------
Cash flows from financing activities:
Payments of mortgage notes                              (405,372)      (367,265)
Increase in deferred costs                               (50,935)             0
Distribution to minority interest                           (307)             0
Advances from General Partner                            710,072        640,164
Advances from local limited partner                            0        350,000
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates                            397,038              0
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                         (66,738)      (103,849)
                                                     -----------    -----------
Net cash provided by financing
  activities                                             583,758        519,050
                                                     -----------    -----------
Net increase in cash and
  cash equivalents                                       220,249        511,330

Cash and cash equivalents at
  beginning of period                                  1,005,628        667,371
                                                     -----------    -----------

Cash and cash equivalents at
  end of period                                      $ 1,225,877    $ 1,178,701
                                                     ===========    ===========
Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                        $ 2,215,198    $ 2,212,535
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Patriot Tax Credit Properties L.P. (the "Partnership") as of September 30, 2002, the results of operations for the three and six months ended September 30, 2002 and 2001 and the cash flows for the six months ended September 30, 2002 and 2001. However, the operating results and cash flows for the interim periods may not be indicative of the results expected for a full year.

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

The Partnership invests in partnerships (the "Local Partnerships") which own the properties. The financial statements of the Local Partnerships consolidated herein are for the six month period ended June 30, 2002 and occupancy rates are as of June 30, 2002.


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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred to the General Partner were:

                                  Three Months Ended          Six Months Ended
                                     September 30,              September 30,
                                 ---------------------     ---------------------
                                   2002         2001         2002         2001
                                 ---------------------     ---------------------
Partnership Manage-
  ment fees (a)                  $ 59,718     $ 59,718     $118,732     $118,732
Property Management
  fees                             26,338       24,949       52,676       49,898
Local administrative
  fees                              5,063        5,063       10,125       10,125
General and
  administrative                   21,189       12,000       42,703       27,239
Interest (b)                      113,666       82,667      227,332      165,334
                                 --------     --------     --------     --------
                                 $225,974     $184,397     $451,568     $371,328
                                 ========     ========     ========     ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $545,000 and $427,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively.

As of September 30, 2002, the properties owned by five of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the six months ended September 30, 2002, the General Partner and its affiliates advanced $796,575 to the Partnership and as of September 30, 2002 and March 31, 2002, total advances outstanding are $7,362,046 and $6,565,471, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

a position to meet its financial obligations. The General Partner and its affiliates have agreed to support the Partnership's operating expenses for the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of September 30, 2002, there was approximately $277,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the six months ended September 30, 2002, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $220,000. The increase is primarily attributable to advances from General Partner ($710,000) and a net increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($330,000) which exceeded payments of mortgage notes ($405,000), cash used in operating activities ($115,000), an increase in deferred costs ($51,000) and investment in property ($248,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,223,000.

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. Although no formal agreements have been reached with its other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through September 30, 2002 to fund operating deficits total $8,835,749 and are comprised of $6,835,749 from the Partnership (which was eliminated in consolidation) and $2,000,000 from the Class C local limited partner. Management of Summer Creek Villas plans to request additional funding from its partners (including the Partnership) in the coming year.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in Form 10-K and above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended March 31, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o Registrant consolidates its subsidiaries and eliminates intercompany transactions.

     o If the carrying value of a property exceeds the estimated amounts recoverable through future operations on an undiscounted basis, Registrant records a property at the lower of its carrying value or its estimated fair value.

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and six month periods ended September 30, 2002. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $138,000 and $180,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $25,000 for the three months ended September 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in redecorating fees and termination fees received at Summer Creek Villas in 2001.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                                  June 30,
                                                           ---------------------
                                                             2002         2001
                                                           ---------------------
Property

Hubbard's Ridge                                               96%         100%
Cutler Canal II                                               99          100
Diamond Street                                               100           96
Papillion Heights                                             96           90
Hill Top Homes                                                91           95
Summer Creek Villas                                           86           87
Brookland Park Plaza                                          91           95
Compton Townhouses                                            97           97

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4 Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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

          3.1 Amendment to Certificate of Limited Partnership dated October 1, 1997 (3)

          4.1 Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and December21, 1989 (1)

          4.2 Amendment Number 1 to Prudential-Bache Tax Credit Properties L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997 (3)

          10.1 Form  of  Purchase   and  Sale   Agreement   pertaining   to  the
Partnership's Acquisition of Local Partnership Interests (2)

          10.2Form  of  Amended  and  Restated   Agreement   of  Local   Limited
Partnership of Local Partnerships (2)

          99.1Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                           By:  RCC PARTNERS 96, L.L.C.,
                                General Partner



Date:  November 7, 2002

                                By:/s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Member, President and
                                   Chief Executive and
                                   Financial Officer
Date:  November 7, 2002


                                By:/s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps
                                   Treasurer and
                                   Chief Accounting Officer

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  By:/s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     Chief Executive Officer and
                                     Chief Financial Officer
                                     November 7, 2002

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     November 7, 2002