Form 10-Q
period 2002-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2003-02-13
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF  THE SECURITIES
------
       EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2002

                                       OR

------ TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934


                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.,
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               13-3519080
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                               10022
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code (212)421-5333

                                       N/A
                           -----------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                         ----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                               =============       =============
                                                December 31,          March 31,
                                                   2002                 2002
                                               -------------       -------------
                                                (Unaudited)
ASSETS
Investment in property:

Land                                           $   4,005,633       $  4,005,633
Buildings and improvements                        76,097,378         75,707,158
Accumulated depreciation                         (25,706,600)       (24,091,263)
                                               -------------       ------------
Net investment in property                        54,396,411         55,621,528
                                               -------------       ------------


Cash and cash equivalents                          1,998,852          1,005,628
Cash and cash equivalents
held in escrow                                     1,487,002          1,681,511
Deferred financing costs, net
  of accumulation of $3,645,525
  and $3,433,205                                   1,718,197          1,879,582
Other assets                                         724,700            303,834
                                               -------------       ------------

Total assets                                   $ 60,325,162        $ 60,492,083
                                               =============       ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                   CONDITION


                                                  =============    =============
                                                   December 31,       March 31,
                                                      2002              2002
                                                  -------------    -------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                          $  45,408,523    $ 46,015,770
  Accrued interest payable                            2,190,377       2,040,908
  Other accrued expenses
    and liabilities                                   2,365,729       1,775,134
  Due to Local General Partners and
    affiliates of Local Partnerships                  5,902,755       4,651,838
  Development fees payable                            1,151,510       1,151,510
  Real estate taxes payable                            274,679           81,878
  Due to General Partner and
    its affiliates                                    7,546,792       6,565,471
                                                  -------------    ------------

Total liabilities                                   64,840,365       62,282,509
                                                  -------------    ------------

Minority interest in local
  partnerships                                       (1,263,280)       (606,601)
                                                  -------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
    issued and outstanding)                          (3,984,385)     (1,926,627)

  General partner (1 BUC$
    issued and outstanding)                             732,462         742,802
                                                  -------------    ------------

Total partners' capital (deficit)                    (3,251,923)     (1,183,825)
                                                  -------------    ------------

Total liabilities and partners'
  capital (deficit)                               $  60,325,162    $ 60,492,083
                                                  =============    ============


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        ============================    ============================
                            Three Months Ended                Nine Months Ended
                                December 31,                     December 31,
                        ----------------------------    ----------------------------
                            2002            2001*           2002            2001*
                        ----------------------------    ----------------------------
Revenues
Rental income           $  2,388,703    $  2,216,877    $  7,107,123    $  6,754,886
Other income                 182,583         211,768         545,161         571,642
Interest income                4,683          10,474          12,808          22,446
                        ------------    ------------    ------------    ------------
                           2,575,969       2,439,119       7,665,092       7,348,974
                        ------------    ------------    ------------    ------------

Expenses
Interest                   1,142,092       1,233,291       3,509,109       3,521,874
Depreciation and
  amortization               604,737         606,577       1,827,657       1,831,048
Operating and other          205,776         214,281         578,203         594,193
Taxes and
  insurance                  291,175         285,394         898,134         862,692
Repairs and
  maintenance                571,125         605,246       1,690,845       1,744,619
General and
  administrative             521,681         499,677       1,440,822       1,372,854
Partnership
  management fees             59,718          59,718         178,450         178,450
Property
  management fees             89,400          82,591         266,342         258,049
                        ------------    ------------    ------------    ------------
                           3,485,704       3,586,775      10,389,562      10,363,779
                        ------------    ------------    ------------    ------------

Loss before minority
  interest                  (909,735)     (1,147,656)     (2,724,470)     (3,014,805)

Minority interest
  in income of
  local partnerships         246,561         275,394         656,372         765,470
                        ------------    ------------    ------------    ------------

Net loss                $   (663,174)   $   (872,262)   $ (2,068,098)   $ (2,249,335)
                        ============    ============    ============    ============

Net loss - limited
  partners              $   (659,858)   $   (867,901)   $ (2,057,758)   $ (2,238,088)
                        ============    ============    ============    ============

Number of
  limited partnership
  units outstanding           38,125          38,125          38,125          38,125
                        ============    ============    ============    ============

Net loss per limited
  partnership unit
                        $     (17.30)   $     (22.76)   $     (53.97)   $     (58.70)
                        ============    ============    ============    ============


* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                          PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Limited        General
                           Total        Partners       Partner        BUC$
                        ------------   -----------    ---------     -------
Partners' capital
(deficit) April 1,
 2002                   $(1,183,825)   $(1,926,627)   $ 742,802      38,125

Net loss-Nine
Months ended
December 31, 2002        (2,068,098)    (2,057,758)     (10,340)          0
                        -----------    -----------    ---------     -------
Partners' capital
(deficit) -
December 31, 2002       $(3,251,923)   $(3,984,385)   $ 732,462      38,125
                        ===========    ===========    =========     =======

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   ===========================
                                                         Nine Months Ended
                                                            December 31,
                                                   ---------------------------
                                                        2002          2001*
                                                   ---------------------------
Cash flows from operating activities:

Net loss                                           $(2,068,098)    $(2,249,335)
Adjustments to reconcile net loss
  to net cash used in
  operating activities:

Depreciation and amortization                        1,827,657       1,831,048
Minority interest in loss of
  local partnerships                                  (656,372)       (765,470)
Decrease (increase) in cash held
  in escrow                                            194,509        (449,917)
Increase in real estate taxes payable                  192,801         142,518
Increase in accrued interest payable                   149,469         243,908
Increase in other assets                              (420,866)       (183,004)
Increase in other liabilities                          590,595         871,883
Increase (decrease) in partnership
  management fees                                      178,450        (371,356)
Decrease in public funds
  payable                                              (37,877)       (193,832)
Decrease in asset manage-
  ment fee                                              (9,525)        (77,000)
                                                   -----------     -----------
Total adjustments                                    2,008,841       1,048,778
                                                   -----------     -----------
Net cash used in operating activities                  (59,257)     (1,200,557)
                                                   -----------     -----------

Cash flows from investing activities:
Investment in property                                (390,220)       (397,316)
                                                   -----------     -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                 0       4,600,000
Payments of mortgage notes                            (607,247)     (2,330,086)
Increase in deferred costs                             (50,935)       (106,026)
Decrease in development fees payable                         0        (299,199)
Distribution to minority interest                         (307)              0
Advances from General Partner                          850,273         353,487
Advances from local limited partner                    728,415         350,000


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   ===========================
                                                         Nine Months Ended
                                                            December 31,
                                                   ---------------------------
                                                        2002          2001*
                                                   ---------------------------
Increase in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                       589,240          56,523
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                       (66,738)       (475,647)
                                                   -----------     -----------
Net cash provided by
  financing activities                               1,442,701       2,149,052
                                                   -----------     -----------
Net increase in cash and
  cash equivalents                                     993,224         551,179

Cash and cash equivalents at
  beginning of period                                1,005,628         667,371
                                                   -----------     -----------
Cash and cash equivalents at
  end of period                                    $ 1,998,852     $ 1,218,550
                                                   ===========     ===========
Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

Interest paid                                      $ 3,359,640     $ 3,277,966
                                                   ===========     ===========

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 8 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a Limited Partner. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. Occupancy rates are as of September 30, 2002.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002 and 2001. However, the operating results and cash flows for the nine months ended December 31, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)


and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.


Note 2 - Related Parties

The General Partner and its affiliates have performed and will continue to perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; and printing and other administrative services. The General Partner and its affiliates receive Partnership management fees and reimbursements for general and administrative costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred to the General Partner were:

                                ======================     =====================
                                  Three Months Ended         Nine Months Ended
                                      December 31,              December 31,
                                ----------------------     ---------------------
                                   2002        2001          2002         2001
                                ----------------------     ---------------------
Partnership Manage-
  ment fees (a)                  $ 59,718     $ 59,718     $178,450     $178,450
Property Management
  fees                             26,337       24,948       79,013       74,846
Local administrative
  fees                              5,062        5,062       15,187       15,187
General and
  administrative                   15,581       16,469       58,284       43,708
Interest (b)                      113,665      163,554      340,997      328,888
                                 --------     --------     --------     --------
                                 $220,363     $269,751     $671,931     $641,079
                                 ========     ========     ========     ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)


General Partner amounting to approximately $605,000 and $427,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively.

As of December 31, 2002, the properties owned by five of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the nine months ended December 31, 2002, the General Partner and its affiliates advanced $981,321 to the Partnership and as of December 31, 2002 and March 31, 2002, total advances outstanding are $7,546,792 and $6,565,471, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of December 31, 2002, there was approximately $342,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the nine months ended December 31, 2002, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $993,000. The increase is primarily attributable to advances from General Partner ($850,000), advances from its Class C local limited partner ($728,000) and a net increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($523,000) which exceeded payments of mortgage notes ($607,000), cash used in operating activities ($59,000), an increase in deferred costs ($51,000) and investment in property ($390,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,828,000.

Summer Creek Villas Local Partnership ("Summer Creek Villas")
-------------------------------------------------------------

Summer Creek  Villas has  experienced  lower than  expected  economic  occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2001, Summer Creek Villas' operations are impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with its Class C local limited partner which provides for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000, 2001 and 2002, in amounts not to exceed $2,000,000 in the aggregate. In addition, effective September 9, 2002, Summer Creek Villas entered into a second funding agreement with its Class C local limited partner which provides for an additional series of loans to be made to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through December 31, 2002 to fund operating deficits total $9,606,675 and are comprised of $6,975,325 from the Partnership (which was eliminated in consolidation) and $2,631,350 from the Class C local limited partner. Management of Summer Creek Villas plans to request additional funding from its partners (including the Partnership) in the coming year.

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

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in the Partnership's annual report on Form 10-K for the year ended March 31, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o    The  Partnership   consolidates   its   subsidiaries   and  eliminates
          intercompany transactions.

     o If the carrying value of a property exceeds the estimated amounts recoverable through future operations on an undiscounted basis, the Partnership records a property at the lower of its carrying value or its estimated fair value.

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and nine month periods ended December 31, 2002. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $172,000 and $352,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $29,000 and $26,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to a decrease in redecorating fees and termination fees received at Summer Creek Villas in 2001.

Interest income decreased approximately $6,000 and $10,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to a decrease in interest income in 2002 at the Local Partnerships as a result of lower interest rates.

Total expenses remained fairly consistent with a decrease of approximately 3% and an increase of less than 1% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                              September 30,
                                                        ------------------------
                                                           2002           2001
                                                        ------------------------
Property

Hubbard's Ridge                                             93%              97%
Cutler Canal II                                             99               98
Diamond Street                                              98               96
Papillion Heights                                           98               94
Hill Top Homes                                              85               94
Summer Creek Villas                                         87               89
Brookland Park Plaza                                        93               99
Compton Townhouses                                         100              100

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4 Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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

              Description:

          3.1 Amendment to Certificate of Limited Partnership dated October 1, 1997 (3)

          4.1 Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and December21, 1989 (1)

          4.2 Amendment Number 1 to Prudential-Bache Tax Credit Properties L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997 (3)

          10.1Form   of  Purchase   and  Sale   Agreement   pertaining   to  the
Partnership's Acquisition of Local Partnership Interests (2)

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                                By:  RCC PARTNERS 96, L.L.C.,
                                     General Partner

Date: February 12, 2003

                                     By:  /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Member, President and  Chief
                                          Executive and Financial Officer
Date: February 12, 2003


                                     By:  /s/ Glenn F. Hopps
                                          ------------------
                                          Glenn F. Hopps
                                          Treasurer and
                                          Chief Accounting Officer

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the members of the General Partner:

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



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               February 12, 2003

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 12, 2003