Form 10-K
period 2003-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2003-06-23
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934

For the fiscal year ended March 31, 2003
                                       OR

------- TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3519080
-------------------------------                         ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                             10022
--------------------------------------                  ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
    None

Securities registered pursuant to Section 12(g) of the Act:
    Beneficial Unit Certificates
    (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ------   ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the  registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes       No    X
                                         -------   -------


    The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002, was ($3,325,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                     PART I

Item 1.  Business.

General
-------

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

One Property had income which exceeded 15% of the Registrant's total revenue. Income from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 52.10%, 50.89% and 56.56% during the years ended March 31, 2003, 2002 and 2001, respectively.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2003.

General Partner
---------------
The general partner of the Registrant is RCC Partners 96 L.L.C. (the "General Partner") and is an affiliate of Related Capital Company ("RCC"). Independence SLP L.P. ("SLP"), an affiliate of RCC, is the special limited partner.

Segments
--------
The Registrant operates in one segment, which is the investment in multi-family residential property.

Competition
-----------
The General Partner has formed various entities to engage in businesses that may be competitive with the Registrant.

The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives tax credits may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Employees
---------
The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes 1, 3 and 6 to the consolidated financial statements set forth in Item 8.

Item 2.  Properties.

As of March 31, 2003, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:

                                                                 Registrant's
                                                                  Low-Income
                                                   Occupancy   Housing TaxCredit
                          Number    Rents as of    Rate as of  for the YearEnded
Property (a)             of Units   May 1, 2003    May 1, 2003 December 31, 2002
------------             --------  -------------   ----------- -----------------
RMB Limited Partnership     196     $494 - 755          85%      $         0
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II             216      396 - 665          99%                0
  Associates, Ltd.
  Miami, FL
Diamond Street Venture       48      473 - 540          98%                0
  Philadelphia, PA
Papillion Heights            48            495          88%                0
  Apartments L.P.
  Papillion, NE
Hill Top Homes              171      560 - 770          70%                0
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                  770      605 - 860          92%           44,027
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza         77            563          92%                0
  Limited Partnership
  Richmond, VA
Compton Townhouses           39            765          91%           82,161
                                                                 -----------
  Limited Partnership
  Cincinnati, OH
                                                                 $   126,188
                                                                 ===========

(a) At March 31, 2003, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Item 4.  Submission of Matters to a Vote of Limited Partners

None.

                                     PART II

Item 5. Market for the Registrant's BUC$ and Related Limited Partner Matters

As of May 9, 2003, there were 2,235 BUC$ holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

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

                                                    For the Years ended March 31,
                            --------------------------------------------------------------------------
OPERATIONS                      2003            2002            2001           2000           1999
----------                  ------------    ------------    ------------   ------------   ------------
Rental and other in-        $ 10,803,448    $ 10,333,034    $  9,761,295   $  7,915,054   $  9,079,891
  come                      ============    ============    ============   ============   ============


Interest income             $     15,827    $     38,065    $     39,888   $     24,826   $     32,104
                            ============    ============    ============   ============   ============

Interest expense            $  4,747,765    $  4,689,172    $  4,729,740   $  4,408,997   $  4,354,244
                            ============    ============    ============   ============   ============

Depreciation and amor-
  tization expenses         $  2,429,909    $  2,447,028    $  2,445,646   $  2,433,206   $  2,428,529
                            ============    ============    ============   ============   ============

Loss before minority
  interest and extraord-
  inary item                $ (4,776,862)   $ (4,815,277)   $ (5,563,134)  $ (5,435,229)  $ (4,270,762)
                            ============    ============    ============   ============   ============

Minority interest in loss
  of local partnerships     $  1,139,863    $  1,207,124    $  1,135,959   $    637,201   $    496,863
                            ============    ============    ============   ============   ============

Loss before extraordi-
  nary item                 $ (3,636,999)   $ (3,608,103)   $ (4,427,175)  $ (4,798,028)  $ (3,773,899)
                            ============    ============    ============   ============   ============

Extraordinary item -
  forgiveness of indebt-
  edness                    $          0    $          0    $    833,002   $  1,656,843   $    809,460
                            ============    ============    ============   ============   ============

Net loss                    $ (3,636,999)   $ (3,608,103)   $ (3,594,173)  $ (3,141,185)  $ (2,964,439)
                            ============    ============    ============   ============   ============

Loss before extraordi-
  nary item per limited
  partnership unit          $     (93.49)   $     (94.17)   $    (115.54)  $    (125.22)  $     (98.49)

Extraordinary item per
  limited partnership
  unit                                 0               0           21.74          43.24          21.13
                            ------------    ------------    ------------   ------------   ------------

Net loss per limited
  partner BUC$              $     (93.49)   $     (94.17)   $     (93.80)  $     (81.98)  $     (77.36)
                            ============    ============    ============   ============   ============

Total assets                $ 58,143,529    $ 60,492,083    $ 62,137,819   $ 64,662,321   $ 65,885,709
                            ============    ============    ============   ============   ============

Mortgage notes payable      $ 45,294,215    $ 46,015,770    $ 43,955,708   $ 44,569,822   $ 45,127,197
                            ============    ============    ============   ============   ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Registrant invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the Housing Tax Credits. The Registrant's primary source of funds is rental revenues, which are fully utilized at the property level. As of March 31, 2003, there was approximately $325,000 in working capital reserves available to fund Registrant level expenses. The Registrant is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, required the Local General Partners and/or their affiliates to fund cash flow deficits. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2003 and 2002 also reflect payables of $282,000 under operating deficit guaranty agreements at Hill Top Homes, which have expired. As of March 31, 2003, all operating deficit guaranty agreements have expired.

Summer Creek Villas Local Partnership
-------------------------------------
The Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2002, Summer Creek Villas' operations are impeded by the inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 2002 and 2001, in an effort to improve occupancy, the Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of painting, landscaping, new playground, asphalt repairs, and individual units fixture and finish replacements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of Summer Creek Villas.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in the years 2002, 2003 and 2004, in amount not exceed $1,500,000 in aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Registrant (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2002 and 2001 under these funding agreements to fund operating deficit's total $2,774,980 and $1,525,000, respectively. Of such amounts, $2,046,565 and $1,175,000 were loaned by the Registrant in 2002 and 2001, respectively.

These loans are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

During 2002, the management agent, an affiliate of the Local General Partner of Summer Creek Villas, was reimbursed by Summer Creek Villas for operating advances, made in the current and prior years, in the form of deferred management fees and unreimbursed payroll in the net amount of $720,678. As of December 31, 2002 and 2001, the management agent was due $491,988 and $1,212,666, respectively. The management agent is not obligated to provide such advances.

As of March 31, 2003 and 2002, the consolidated financial statements include total assets of $30,772,961 and $32,067,406, respectively, total liabilities of $38,315,144 and $36,100,522, respectively, and a minority interest of $1,935,146 and $796,380, respectively, attributable to this Local Partnership.

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

Fiscal 2003 vs. Fiscal 2002
---------------------------

Rental income increased approximately $443,000 for the year ended March 31, 2003 as compared to 2002, primarily due to rental rate increases.

Interest income decreased approximately $22,000 for the year ended March 31, 2003 as compared to 2002, primarily due to lower interest rates on cash and cash equivalent balances at the Local Partnerships and Registrant level.

Taxes and insurance increased approximately $216,000 for the year ended March 31, 2003 as compared to 2002, primarily due to an increase in insurance premiums at the Local Partnerships.

Fiscal 2002 vs. Fiscal 2001
---------------------------

Rental income increased approximately $524,000 for the year ended March 31, 2002 as compared to 2001, primarily due to rental rate increases and an increase in occupancy at Summer Creek Villas.

No  other  operating  accounts  had  significant  changes.

Critical Accounting Estimates
-----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of accounting estimate considered critical by the Registrant.

Impairment of Long-Lived Assets
-------------------------------
The Registrant is required to assess potential impairments to its long-lived assets, which is primarily property and equipment. If impairment indicators are present, the Registrant must measure the fair value of the assets in accordance with Statement of Financial Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." to determine if adjustments are to be recorded.

Taxes
-----
The Partnership is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the partners. The Partnership may be subject to other state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership's year ends on December 31.

Property Information
--------------------
The Registrant currently holds interests in eight Local Partnerships. The following schedule gives specific details about the related Properties.

                                                                             Registrant's
                                           Gross Carrying    Occupancy        Low-Income
                                             Value of         Rate at      Housing Tax Credit
                                Number      Property at     December 31,   for the Year Ended
Property (a)                   of Units    March 31, 2003     2002 (c)     December 31, 2002
--------------------------   -----------   --------------   -----------    ------------------
RMB Limited Partnership         196        $    5,310,849        90%          $         0
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                 216            11,489,324        97%                    0
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)       48             2,912,536        98%                    0
  Philadelphia, PA
Papillion Heights                48             2,206,424        90%                    0
  Apartments L.P.
  Papillion, NE
Hill Top Homes                  171             8,104,661        74%                    0
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                      770            40,832,871        93%               44,027
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza             77             6,449,682        94%                    0
  Limited Partnership
  Richmond, VA
Compton Townhouses               39             2,445,632        97%               82,161
  Limited Partnership                      --------------                     -----------
  Cincinnati, OH
                                           $   79,751,979                     $   126,188
                                           ==============                     ===========

(a) At March 31, 2003, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

Net operating income before debt service of the Local Partnerships for each of the years in the three-year period ended March 31, 2003, was as follows:

                                         2003            2002            2001
                                      ----------      ----------      ----------
Hubbard's Ridge                       $  329,000      $  427,000      $  403,000
Cutler Canal II                          737,000         783,000         675,000
Diamond Street                            71,000          54,000          16,000
Papillion Heights                         72,000          64,000          89,000
Hill Top Homes                           365,000         429,000         437,000
Summer Creek Villas                      871,000         679,000          99,000
Brookland Park Plaza                     192,000         160,000         193,000
Compton Townhouses                       151,000         132,000         138,000
                                      ----------      ----------      ----------

                                      $2,788,000      $2,728,000      $2,050,000
                                      ==========      ==========      ==========

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                            Sequential
                                                                               Page
                                                                            ----------
(a) 1.   Financial Statements

         Independent Auditors' Reports                                           14

         Consolidated Balance Sheets as of March 31, 2003 and 2002               33

         Consolidated Statements of Operations for the years ended March 31,
         2003, 2002 and 2001                                                     34

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the years ended March 31, 2003, 2002 and 2001                           35

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2003, 2002 and 2001                                           36

         Notes to Consolidated Financial Statements                              37

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2003, 2002, and the results of their operations, changes in Partners' capital (deficit), and their cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Our report on the 2003 financial statements of a subsidiary included an explanatory paragraph describing conditions that raised substantial doubt regarding its ability to continue as a going concern, as discussed in note 10 to the consolidated financial statements.

REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 15, 2003

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 23, 2003

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the General Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheet of Cutler Canal II Associates, Ltd. as of December 31, 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cutler Canal II Associates, Ltd. as of and for the year ended December 31, 2001, were audited by other auditors whose report dated February 13, 2002 expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 20, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd., as of December 31, 2001 and 1999, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 30, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Street Venture

We have audited the accompanying balance sheet of Diamond Street Venture as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Diamond Street Venture as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued our report for the year ended December 31, 2002, dated January 24, 2003, on our consideration of Diamond Street Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basis financial statements taken as a whole. The supplemental information on pages 28 through 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Street Venture as of December 31, 2001 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 29, 2001

[Letterhead of Schultz, Durham & Rapp, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 6, 2003

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

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 12, 2002

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 23, 2003

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 23, 2002

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt regarding its ability to continue as a going concern. Management's plans in connection with these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 7, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 2002 and 2001, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 5, 2002

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookland Park Plaza Limited Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 27, 2003 on our consideration of Brookland Park Plaza Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 21 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 27, 2003

Lead Auditor: Renee G. Scruggs

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 17, 2002

Lead Auditor: Renee G. Scruggs

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 16, 2001

Lead Auditor: Renee G. Scruggs

[Letterhead of Barnes, Dennig & Co., Ltd.]

Report of Independent Certified Public Accountants

To the Partners
Compton Townhouses Limited Partnership
(An Ohio Limited Partnership)

We have audited the accompanying balance sheets of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 20, 2003

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

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 22, 2002

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 March 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
Investment in property:

Land                                                                   $  4,005,633    $  4,005,633
Building and improvements                                                75,746,346      75,707,158
Accumulated depreciation                                                (26,237,792)    (24,091,263)
                                                                       ------------    ------------

Net investment in property                                               53,514,187      55,621,528
Cash and cash equivalents                                                 1,344,954       1,005,628
Cash and cash equivalents held in escrow                                  1,318,344       1,681,511
Deferred financing costs, net                                             1,596,650       1,879,582
Other assets                                                                369,394         303,834
                                                                       ------------    ------------

Total assets                                                           $ 58,143,529    $ 60,492,083
                                                                       ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:

  Mortgage notes payable                                               $ 45,294,215    $ 46,015,770
  Accrued interest payable                                                2,122,418       2,040,908
  Other accrued expenses and liabilities                                  2,643,043       1,775,134
  Due to local general partners and affiliates of local partnerships      5,085,535       4,651,838
  Development fees payable                                                1,151,510       1,151,510
  Real estate taxes payable                                                 179,876          81,878
  Due to General Partner and its affiliates                               8,234,527       6,565,471
                                                                       ------------    ------------

Total liabilities                                                        64,711,124      62,282,509
                                                                       ------------    ------------

Minority interests in local partnerships                                 (1,746,771)       (606,601)
                                                                       ------------    ------------

Partners' capital (deficit):

  Limited partners (38,125 BUC$ issued and outstanding)                  (5,545,441)     (1,926,627)
  General partner (1 BUC$ issued and outstanding)                           724,617         742,802
                                                                       ------------    ------------

Total partners' capital (deficit)                                        (4,820,824)     (1,183,825)
                                                                       ------------    ------------

Total liabilities and partners' capital (deficit)                      $ 58,143,529    $ 60,492,083
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year  Ended  March 31,
                                                   --------------------------------------------
                                                       2003            2002            2001
                                                   ------------    ------------    ------------
Revenues
Rental income                                      $  9,973,773    $  9,530,921    $  9,006,505
Other income                                            829,675         802,113         754,790
Interest income                                          15,827          38,065          39,888
                                                   ------------    ------------    ------------

                                                     10,819,275      10,371,099       9,801,183
                                                   ------------    ------------    ------------
Expenses
Interest                                              4,747,765       4,689,172       4,729,740
Depreciation and amortization                         2,429,909       2,447,028       2,445,646
Operating and other                                     914,339         918,938         921,562
Taxes and insurance                                   1,374,659       1,158,871       1,079,256
Repairs and maintenance                               2,749,023       2,540,544       2,618,238
General and administrative                            2,699,222       2,762,046       2,929,956
Property management fees                                440,564         424,360         395,297
Partnership management fees                             240,656         245,367         244,622
                                                   ------------    ------------    ------------

Total expenses                                       15,596,137      15,186,326      15,364,317
                                                   ------------    ------------    ------------

Loss before minority interest and
  extraordinary item                                 (4,776,862)     (4,815,277)     (5,563,134)
Minority interest in loss of local partnerships       1,139,863       1,207,124       1,135,959
                                                   ------------    ------------    ------------

Loss before extraordinary item                       (3,636,999)     (3,608,103)     (4,427,175)

Extraordinary item - forgiveness of indebtedness
  income (Note 10)                                            0               0         833,002
                                                   ------------    ------------    ------------

Net loss                                           $ (3,636,999)   $ (3,608,103)   $ (3,594,173)
                                                   ============    ============    ============

Loss before extraordinary item -
  limited partners                                 $ (3,618,814)   $ (3,590,062)   $ (4,405,039)
Extraordinary item-limited partners                           0               0         828,837
                                                   ------------    ------------    ------------
Net loss-limited partners                          $ (3,618,814)   $ (3,590,062)   $ (3,576,202)
                                                   ============    ============    ============

Number of limited partnership units
  outstanding                                            38,125          38,125          38,125
                                                   ============    ============    ============

Loss before extraordinary item per limited
  partnership unit                                 $     (94.92)   $     (94.17)   $    (115.54)
Extraordinary item per limited
  partnership unit                                            0               0           21.74
                                                   ------------    ------------    ------------
Net loss per limited partnership unit              $     (94.92)   $     (94.17)   $     (93.80)
                                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                              Limited         General
                                 Total        Partners        Partner          BUC$
                              -----------    -----------    -----------    -----------
Partners' capital
April 1, 2000                 $ 6,018,451    $ 5,239,637    $   778,814         38,126

Net Loss                       (3,594,173)    (3,576,202)       (17,971)             0
                              -----------    -----------    -----------    -----------
Partners' capital
March 31, 2001                  2,424,278      1,663,435        760,843         38,126

Net Loss                       (3,608,103)    (3,590,062)       (18,041)             0
                              -----------    -----------    -----------    -----------

Partners' capital (deficit)
March 31, 2002                 (1,183,825)    (1,926,627)       742,802         38,126

Net Loss                       (3,636,999)    (3,618,814)       (18,185)             0
                              -----------    -----------    -----------    -----------

Partners' capital (deficit)
March 31, 2003                $(4,820,824)   $(5,545,441)   $   724,617         38,126
                              ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year  Ended  March 31,
                                                   -----------------------------------------
                                                       2003           2002           2001
                                                   -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                           $(3,636,999)   $(3,608,103)   $(3,594,173)
                                                   -----------    -----------    -----------
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                        2,429,909      2,447,028      2,445,646
Minority interest in loss of local partnerships     (1,139,863)    (1,207,124)    (1,135,959)
Forgiveness of debt (Note 9)                                 0              0       (833,002)
Decrease (increase) in cash held in escrow             363,167       (194,178)      (203,440)
Increase (decrease) in real estate taxes payable        97,998        (57,527)        15,391
Increase (decrease) in accrued interest payable         81,510         (2,820)       765,364
(Increase) decrease in other assets                    (66,008)       (76,455)        79,511
Increase (decrease) in other accrued expenses
  and liabilities                                    1,084,764       (390,253)      (230,107)
                                                   -----------    -----------    -----------
Total adjustments                                    2,851,477        518,671        903,404
                                                   -----------    -----------    -----------

Net cash used in operating activities                 (785,522)    (3,089,432)    (2,690,769)
                                                   -----------    -----------    -----------

Cash flows from investing activities:
Investments in property                                (39,188)       (62,881)       (86,750)
                                                   -----------    -----------    -----------

Net cash used in investing activities                  (39,188)       (62,881)       (86,750)
                                                   -----------    -----------    -----------

Cash flows from financing activities
Proceeds from mortgage notes                                 0      4,600,000              0
Payments on mortgage notes                            (721,555)    (2,539,938)      (614,114)
Increase in deferred costs                                   0       (129,521)             0
Decrease in development fees payable                         0       (299,199)             0
Advance from General Partner                         1,452,201      1,373,146              0
Increase in due to Local General Partners
  and affiliates of Local Partnerships,
  General Partner and its affiliates                    61,202        557,174      2,249,564
Decrease in due to Local General Partners
  and affiliates of Local Partnerships,
  General Partner and its affiliates                  (355,920)      (420,675)             0
Advance from local limited partner                     728,415        350,000        852,935
Distribution to minority interest                         (307)          (417)          (401)
                                                   -----------    -----------    -----------

Net cash provided by financing activities            1,164,036      3,490,570      2,487,984
                                                   -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                          339,326        338,257       (289,535)
Cash and cash equivalents at beginning of year       1,005,628        667,371        956,906
                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year           $ 1,344,954    $ 1,005,628    $   667,371
                                                   ===========    ===========    ===========
Supplemental disclosures of cash flow infor-
  mation:
Interest paid                                      $ 4,666,255    $ 3,020,853    $ 3,570,449
                                                   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment
Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit ("Tax Credit"). The general partner of the Partnership is RCC Partners 96, L.L.C. (the "General Partner") and is an affiliate of Related Capital Company ("RCC"). Independence SLP L.P. ("SLP"), an affiliate of RCC, is the special limited partner. The SLP acts as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2003, the Partnership has investments in eight Local Partnerships.

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated 99.5% to the limited partners and .5% to the General Partner. As of March 31, 2003, no distributions have been paid.

g)  Rental Income


h)  Reclassification

Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt. The accumulated amortization as of March 31, 2003 and 2002 is, $3,716,137 and $3,433,205, respectively.

b)  Management Fees

Each individual Property has a managing agent who performs the necessary functions in operating the Property. The property management fee is equal to a percentage of the annual gross revenues of a Property paid in consideration of the property management services provided (See Note 7).

The General Partner is entitled to receive a partnership management fee, payable from operations and reserves, in an amount not to exceed the difference between ..375% per annum of Invested Assets (as defined in the Partnership Agreement) and the local administrative fee payable to the SLP. This partnership management fee is for administering the affairs of the Partnership (See Note 6). Unpaid portions of the management fee for any year accrue without interest.

c)  General and Administrative

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses payable by or allocable to the Partnership (See
Note 6). The Partnership also pays amounts directly to unrelated third parties for certain operating expenses.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:

                             Net Investment in Property    Mortgage Notes Payable
                             --------------------------   -------------------------
Description (a)                  2003           2002          2003          2002
---------------              -----------    -----------   -----------   -----------
Apartment Complexes:

RMB Limited Partnership      $ 3,104,050    $ 3,274,780   $ 4,562,398   $ 4,600,000
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                8,131,281      8,390,718     5,733,478     5,786,090
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)     1,610,420      1,693,504     2,913,484     2,934,097
  Philadelphia, PA
Papillion Heights              1,490,423      1,543,073       958,143       972,787
  Apartments L.P.
  Papillion, NE
Hill Top Homes                 5,717,040      5,902,229     3,207,845     3,297,769
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                    28,700,604     29,734,352    24,327,859    24,776,886
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza           3,571,140      3,800,107     2,348,964     2,378,063
  Limited Partnership
  Richmond, VA
Compton Townhouses             1,189,229      1,282,765     1,242,044     1,270,078
  Limited Partnership        -----------    -----------   -----------   -----------
  Cincinnati, OH
                             $53,514,187    $55,621,528   $45,294,215   $46,015,770
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                      Amount
                                   -----------
2003                               $   845,997
2004                                   928,578
2005                                 3,520,427
2006                                 4,079,644
2007                                 1,990,858
Thereafter                          33,928,711
                                   -----------
                                   $45,294,215
                                   ===========

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $40,354,215 bear interest at rates ranging from 5.83% to 10.5% and have final maturities ranging from September 1, 2006 to May 1, 2031. First mortgages include $24,327,859 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on May 1, 2016 and December 15, 2029, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional interest rate of 6%. The base interest rate is payable annually from Project Income, as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capital to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% continues to be accrued in the accompanying consolidated financial statements.

On December 28, 2001, Hubbard's Ridge refinanced its outstanding mortgage note payable in the amount of $1,852,154. The new mortgage in the amount of $4,600,000 is payable in monthly installments of $31,131 including interest at the rate of 7.17% per annum through January 1, 2012, at which time the balance will be due. Proceeds from the new mortgage were used to pay the prior mortgage note payable, repay funds advanced from the Local General Partner and General Partner, establish escrows, pay refinancing costs and the remaining cash was available to the Partnership in the amount of approximately $1,955,000. The Partnership used the proceeds to repay affiliates of the General Partner.

At March 31, 2003 and 2002, the estimated fair values of the mortgage notes payable were approximately $40,099,970 and $42,823,333, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.

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

                                                   Year  Ended  March 31,
                                            ------------------------------------
                                              2003          2002          2001
                                            --------      --------      --------
Partnership management fees                 $240,656      $245,367      $244,622
Property management fees                     157,983       149,693       126,630
Local administrative fees                     20,250        20,250        20,250
General and administrative                    85,781        64,867       114,145
Interest                                     378,534       365,789       330,667
                                            --------      --------      --------

                                            $883,204      $845,966      $836,314
                                            ========      ========      ========

The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

During the year ended March 31, 2003, the General Partner and its affiliates advanced $1,669,056 to the Partnership and as of March 31, 2003 and 2002, total advances outstanding are $8,234,527 and $6,565,471, respectively. The advances are unsecured, and bear interest at prime +2% and due on demand.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 7 - Local General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in connection with the construction, financing and development of the Apartment
Complexes. Interest is accrued on certain loans made by three of the Local General Partners during the years ended March 31, 2003, 2002 and 2001, respectively. Additionally, during the years ended March 31, 2003, 2002 and 2001, six of the Local Partnerships were managed by a Local General Partner or its affiliates and one Local Partnership was managed by an affiliate of the General Partner and Local General Partner. The costs were:

                                                Year  Ended  March 31,
                                      ------------------------------------------
                                        2003             2002             2001
                                      --------         --------         --------
Interest                              $199,058         $213,276         $240,174
Management fees                        415,046          330,218          282,710
                                      --------         --------         --------

                                      $614,104         $543,494         $522,884
                                      ========         ========         ========

Due to Local General Partners and affiliates of Local Partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.
Additional voluntary loans during the year ended March 31, 2003 and 2002 of $2,774,980 and $1,525,000, respectively, have been received from the Partnership and Palm Beach Investors, L.P. (Washington Mutual).

At both March 31, 2003 and 2002, development fees of $1,151,510 were payable to various Local General Partners.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - Quarterly Financial Information (Unaudited)

                              First Quarter       Second Quarter       Third Quarter
                              -------------       --------------       -------------
Fiscal Year 2003
-----------------------

Total Revenue                 $  2,545,134        $   2,543,989        $  2,575,969
Net loss                          (749,442)            (655,482)           (663,174)

Fiscal Year 2002
-----------------------

Total Revenue                 $  2,473,781        $   2,436,074        $  2,439,119
Net loss                          (793,678)            (583,395)           (872,262)


NOTE 9 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2003, the account balances exceeded the FDIC limit.

NOTE 10 - Forgiveness of Indebtedness Income

Summer Creek Villas Local Partnership
-------------------------------------
During 2001, 2000 and 1999, various partners made voluntary loans to the Partnership. The Local General Partner also elected to treat portions of such loans in the amount of $593,589 as nonrepayable in 2001. During 2001, it was determined management fees in the amount of $239,413 payable to the former management agent would not be paid and such amounts were subsequently written off. These amounts were recorded as forgiveness of indebtedness income on the consolidated statements of operations of the Partnership for the year ended March 31, 2001.

NOTE 11 -  Commitments and Contingencies

Subsidiary Partnership - Going Concern

Summer Creek Villas Local Partnership
-------------------------------------
Summer Creek  Villas has  experienced  lower than  expected  economic  occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2002, Summer Creek Villas' operations are impeded by the inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 2002 and 2001, in an effort to improve occupancy, Summer Creek Villas invested funds to improve the physical condition of the property. Such

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


improvements primarily consisted of painting, landscaping, new playground, asphalt repairs, and individual units fixture and finish replacements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of Summer Creek Villas.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in the years 2002, 2003 and 2004, in amount not to exceed $1,500,000 in aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2002 and 2001 under these funding agreements to fund operating deficit's total $2,774,980 and $1,525,000, respectively. Of such amounts, $2,046,565 and $1,175,000 were loaned by the Partnership in 2002 and 2001, respectively.

These loans are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

During 2002, the management agent, an affiliate of Summer Creek Villas, was reimbursed by Summer Creek Villas for operating advances, made in the current and prior years, in the form of deferred management fees and unreimbursed payroll in the net amount of $720,678. As of December 31, 2002 and 2001, the management agent was due $491,988 and $1,212,666, respectively. The management agent is not obligated to provide such advances.

As of March 31, 2003 and 2002, the consolidated financial statements include total assets of $30,772,961 and $32,067,406, respectively, total liabilities of $38,315,144 and $36,100,522, respectively, and a minority interest of $1,935,146 and $796,380, respectively, attributable to this subsidiary.

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

In December 2002, Charter Municipal Mortgage Acceptance Company, ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the managing member of the General Partner. This acquisition is not anticipated to affect the Partnership on its day-to-day operations as management of the General Partner will not change.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

Name                                Position
----                                --------

Alan P. Hirmes                      Member, President and Chief
                                    Executive and Financial Officer

Stuart J. Boesky                    Member, Executive Vice President
                                    and Chief Operating Officer

Denise L. Kiley                     Vice President

Mark J. Schlacter                   Vice President

Marc D. Schnitzer                   Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 48, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of The Related Companies, L.P. ("TRCLP") Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of TRCLP Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 43, is an Executive Vice President and Chief Underwriter for RCC, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in RCC-sponsored corporate, public and private equity and debt funds. Ms. Kiley is also responsible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARK J. SCHLACTER, 52, is a Vice President of Mortgage Acquisitions of RCC, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

MARK D. SCHNITZER, 42, is an Executive Vice President of RCC and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

GLENN F. HOPPS, 40, joined RCC in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 37, joined RCC in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Registrant has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of June 2, 2003, Messrs. Boesky and Hirmes own directly or beneficially 100% of the interest in the voting securities of the General Partner.

As of June 2, 2003, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 2, 2003, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

Item 14.  Controls and Procedures.

The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Registrant, has evaluated the Registrant's disclosure controls and procedures relating to the Registrant's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Registrant since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                  Sequential
                                                                                     Page
                                                                                  ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                 14

         Consolidated Balance Sheets as of March 31, 2003 and 2002                    33

         Consolidated Statements of Operations for the years ended March 31,
         2003, 2002 and 2001                                                          34

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the years ended March 31, 2003, 2002 and 2001                                35

         Consolidated Statements of Cash Flows for the years ended March 31,
         2003, 2002 and 2001                                                          36

         Notes to Consolidated Financial Statements                                   37

(a) 2.   Financial  Statement  Schedules and Independent  Auditors' Report on
         --------------------------------------------------------------------
         Schedules
         ---------

         Independent Auditors' Report on Schedules                                    56

         Schedule III - Real Estate and Accumulated Depreciation                      57

         All other schedules have been omitted because they are not required or because the required information is contained in the financial state-ments or notes thereto.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                                  Sequential
                                                                                     Page
                                                                                  ----------
(a)      3. Exhibits

(3.1)    The Partnership's Agreement of Limited Partnership as adopted on
         May 3, 1989 and Amendments thereto dated May 25, 1989 and June
         21, 1989*

(3.2)    Amendmen  Number 1 to Prudential-Bache Tax Credit Properties L.P.
         Amended and Restated Agreement of Limited Partnership, dated Oc-tober 1, 1997***

(3.3)    Form of Amended and Restated Agreement of Limited Partnership
         (included in Prospectus as Exhibit A)**

(3.4)    Certificate of Limited Partnership as filed on May 3, 1989 and
         Amendments thereto dated May 25, 1989 and June 21, 1989*

(3.5)    Amendment to Certificate of Limited Partnership dated October 1,
         1997***

(10.1) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

(10.2) Form of Amended and Restated Agreement of Local Limited Partner-ship of Local Partnerships**

(21)     Subsidiaries of the Registrant - the Local Partnerships set forth in Item
         2 may be considered subsidiaries of the Registrant.                          51

(99.1)   Balance Sheet and Independent Auditors' Report, RCC Partners 96,
         L.L.C., March 31, 2003.                                                      59

(99.2)   Certification Pursuant to Title 18 U.S.C. Section 1350, as adopted pur-
         suant to Section 906 of the  Sarbanes-Oxley  Act of 2002.                    67

(b)      Reports on Form 8-K

         Current report on Form 8-K dated  April 28, 1999 was filed on May 13,
         1999 relating to the change in Registrant's accountant.

         *Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11
         Registration Statement (No. 33-28571) and incorporated herein by ref-erence.

         **Filed as an exhibit to Pre-Effective Amendment No. 2 to Form  S-11
         Registration Statement (No. 33-28571) and incorporated herein by ref-erence.

         ***Filed as an exhibit to Registrants Current Report on Form 8-K dated
         October 1, 1997 and incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                  Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)             of Organization
         ------------------------------                          ---------------

         RMB Limited Partnership                                        TX
         Culter Canal II Associates, Ltd.                               FL
         Diamond Street Venture                                         PA
         Papillion Heights Apartments L.P.                              MO
         Hill Top Homes Apartments Limited Partnership                  TX
         Palm Beach Apartments, Ltd.                                    FL
         Brookland Park Plaza Limited Partnership                       MD
         Compton Townhouses Limited Partnership                         OH

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)



                               By:  RCC PARTNERS 96, L.L.C.,
                                    General Partner



Date:  June 23, 2003                By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Member, President and Chief
                                        Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                         Title                           Date
-------------------    ---------------------------------------     -------------

/s/ Alan P. Hirmes     Member and President
------------------     (Chief  Executive and Financial Officer)
Alan P. Hirmes         of RCC Partners 96., L.L.C.                 June 23, 2003



/s/ Stuart J. Boesky   Member and Executive Vice President
--------------------   (Chief Operating Officer)
Stuart J. Boesky       of RCC Partners 96., L.L.C.                 June 23, 2003



/s/ Glenn F. Hopps     Treasurer
------------------     (Chief Accounting Officer)
Glenn F. Hopps         of  RCC Partners 96., L.L.C.                June 23, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

         c)  presented  in  this  annual   report  my   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         Partnership's auditors and to members of the General Partner:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               June 23, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries


In connection with our audit of the consolidated financial statements of Patriot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 2003. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 15, 2003

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2003



                                        Initial Cost to Partnership                    Cost Capitalized
                                --------------------------------------------     Subsequent to Acquisition (7)
                                                               Buildings and    -------------------------------
Description (4)(6)              Encumbrances       Land        Improvements     Improvements     Carrying Costs
------------------              ------------    -----------    -------------    ------------     --------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge)(1)
  Garland, TX                   $  4,562,398    $   107,237      $   965,136    $  4,053,296        $   185,180
Cutler Canal II
  Associates, Ltd.(2)
  Miami, FL                        5,733,478        807,071        1,388,350       9,226,175             67,728
Diamond Street Venture(3)
  Philadelphia, PA                 2,913,484          9,729          234,465       2,395,124            273,218
Papillion Heights
  Apartments L.P.(1)
  Papillion, NE                      958,143         63,329        1,816,598         259,945             66,552
Hill Top Homes
  Apartments L.P.(1)
  Arlington, TX                    3,207,845        553,841        3,690,150       3,544,302            316,368
Palm Beach Apartments Ltd,(1)
  (Summer Creek Villas)
  West Palm Beach, FL             24,327,859      2,396,876       10,578,563      25,980,637          1,876,795
Brookland Park Plaza L.P.(1)
  Richmond, VA                     2,348,964         50,000          109,850       5,913,667            376,165
Compton Townhouses L.P.(1)
  Cincinnati, OH                   1,242,044         17,550          476,708       1,923,171             28,203
                                ------------    -----------      -----------    ------------        -----------

                                $ 45,294,215    $ 4,005,633      $19,259,820    $ 53,296,317        $ 3,190,209
                                ============    ===========      ===========    ============        ===========


                                               Gross Amounts
                                   at which Carried At Close of Period (5)
                                --------------------------------------------
                                               Buildings and
Description (4)(6)                 Land        Improvements        Total
------------------              -----------    -------------    ------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge)(1)
  Garland, TX                   $   107,237     $  5,203,612    $  5,310,849
Cutler Canal II
  Associates, Ltd.(2)
  Miami, FL                         807,071       10,682,253      11,489,324
Diamond Street Venture(3)
  Philadelphia, PA                    9,729        2,902,807       2,912,536
Papillion Heights
  Apartments L.P.(1)
  Papillion, NE                      63,329        2,143,095       2,206,424
Hill Top Homes
  Apartments L.P.(1)
  Arlington, TX                     553,841        7,550,820       8,104,661
Palm Beach Apartments Ltd,(1)
  (Summer Creek Villas)
  West Palm Beach, FL             2,396,876       38,435,995      40,832,871
Brookland Park Plaza L.P.(1)
  Richmond, VA                       50,000        6,399,682       6,449,682
Compton Townhouses L.P.(1)
  Cincinnati, OH                     17,550        2,428,082       2,445,632
                                -----------     ------------    ------------

                                $ 4,005,633     $ 75,746,346    $ 79,751,979
                                ===========     ============    ============

                                                                             Life on which
                                                                            Depreciation in
                                                   Date                      Latest Income
                                Accumulated     Construction      Date       Statements are
Description (4)(6)              Depreciation     Completed      Acquired       Computed
------------------              ------------    ------------    --------    ---------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge)(1)
  Garland, TX                   $  2,206,799       5/90           12/89           30
Cutler Canal II
  Associates, Ltd.(2)
  Miami, FL                        3,358,043       1/91           1/90            40
Diamond Street Venture(3)
  Philadelphia, PA                 1,302,116       12/90          1/90            40
Papillion Heights
  Apartments L.P.(1)
  Papillion, NE                      716,001       12/90          4/90            40
Hill Top Homes
  Apartments L.P.(1)
  Arlington, TX                    2,387,621       12/90          6/90            40
Palm Beach Apartments Ltd,(1)
  (Summer Creek Villas)
  West Palm Beach, FL             12,132,267       8/91           6/90            40
Brookland Park Plaza L.P.(1)
  Richmond, VA                     2,878,542       12/90          7/90            27.5
Compton Townhouses L.P.(1)
  Cincinnati, OH                   1,256,403       6/92           1/92            40
                                ------------

                                $ 26,237,792
                                ============

(1)  First mortgage
(2) Includes first and second mortgages (3) Includes first, second and third mortgages
(4) At March 31, 2003, the Registrant holds a 66.5% interest in the Local Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 2002 is $80,614,671.
(6)  The Registrant believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2003

                                   Cost of Property and Equipment               Accumulated Depreciation
                               ---------------------------------------   ---------------------------------------
                                                              Year Ended March 31,
                               ---------------------------------------------------------------------------------
Note A - Reconciliation            2003          2002          2001          2003          2002          2001
-----------------------        -----------   -----------   -----------   -----------   -----------   -----------
Balance at beginning of year   $79,712,791   $79,649,910   $79,563,160   $24,091,263   $21,934,135   $19,762,979
Additions during year:
Improvements                        39,188        62,881        86,750
Depreciation expense (1)                                                   2,146,529     2,157,128     2,171,156
                               -----------   -----------   -----------   -----------   -----------   -----------

Balance at close of year       $79,751,979   $79,712,791   $79,649,910   $26,237,792   $24,091,263   $21,934,135
                               ===========   ===========   ===========   ===========   ===========   ===========

(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.

                                                                    Exhibit 99.1

















                                BALANCE SHEET AND
                          INDEPENDENT AUDITORS' REPORT

                             RCC PARTNERS 96, L.L.C.

                                 MARCH 31, 2003

                             RCC Partners 96, L.L.C.

                                TABLE OF CONTENTS




                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                  3


FINANCIAL STATEMENTS


     BALANCE SHEET                                                            4


     NOTES TO BALANCE SHEET                                                   5

                          INDEPENDENT AUDITORS' REPORT

To the Members of
RCC Partners 96, L.L.C.

We have audited the accompanying balance sheet of RCC Partners 96, L.L.C. as of March 31, 2003. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of RCC Partners 96, L.L.C. as of March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Bethesda, Maryland
May 15, 2003

                             RCC Partners 96, L.L.C.

                                  BALANCE SHEET

                                 March 31, 2003


                                     ASSETS



Investment in limited partnership                                       $      0
Due from limited partnership                                             676,972
                                                                        --------

                                                                        $676,972
                                                                        ========

                         LIABILITIES AND MEMBERS' EQUITY



Due to affiliate                                                        $676,972
Members' equity                                                                0
                                                                        --------

                                                                        $676,972
                                                                        ========


         The accompanying notes are an integral part of this balance sheet

                             RCC Partners 96, L.L.C.

                             NOTES TO BALANCE SHEET

                                 March 31, 2003

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RCC Partners 96, L.L.C. (the "Company") was organized under the laws of the State of Delaware as of July 23, 1996, to act as the general partner of, and to acquire and hold a general partnership interest in Patriot Tax Credit Properties, L.P. ("Patriot").

On October 1, 1997, as part of a settlement of class litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its General Partner interest in the Partnership to the Company, an affiliate of Related Capital Company ("RCC") pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and RCC.

Affiliates of the Company and RCC have had significant involvement with Patriot and the Local Partnerships, of which five are owned by RCC affiliates. RCC in the past provided, and will continue to provide ongoing monitoring services with respect to the Limited Partnership's investments pursuant to the Property Investment Monitoring Agreement.

Investment in Limited Partnership
---------------------------------

The Company accounts for its investment in Patriot using the equity method, whereby the Company adjusts the investment cost for its share of Patriot's results of operations and for any distributions received or accrued.

The Company regularly assesses the carrying value of its investment in Patriot. If the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things), the Company reduces its investment in Patriot.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                             RCC Partners 96, L.L.C.

                                 March 31, 2003



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Income Taxes
------------

The Company is not a taxpaying entity for income tax purposes and, accordingly, no provision has been made for income taxes. The member's allocable shares of the Company's taxable income or loss are reportable on their income tax returns.

NOTE B - RELATED PARTY TRANSACTIONS

Due to/from affiliates
----------------------

As of March 31, 2003, Patriot owes the Company $676,972 for partnership management fees pursuant to the Limited Partnership Agreement. The Company owes $676,972 to their affiliates as of March 31, 2003.

NOTE C - INVESTMENT IN LIMITED PARTNERSHIP

On October 1, 1997, the Company was admitted as the general partner in Patriot Tax Credit Properties, L.P. which was formed to invest as a limited partner in other partnerships owning apartment complexes that are eligible for the low-income housing tax credit or the rehabilitation tax credit.

The investment in Limited Partnership is as follows:

General Partner capital
     at December 31, 2002                                             $ 724,617

Less: Adjustment to estimated
     realizable value                                                  (724,617)
                                                                      ---------

Balance - March 31, 2003                                              $       0
                                                                      =========

                             RCC Partners 96, L.L.C.

                                 March 31, 2003


NOTE C - INVESTMENT IN LIMITED PARTNERSHIP (Continued)

The summarized consolidated balance sheet at March 31, 2003 and the summarized consolidated statement of operations for the year then ended for Patriot Tax Credit Properties, L.P. are as follows:

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

INVESTMENT IN PROPERTY                                              $ 53,514,187

OTHER ASSETS
     Cash and cash equivalents                                         1,344,954
     Cash and cash equivalents, held in escrow                         1,318,344
     Deferred financing costs, net                                     1,596,650
     Other assets                                                        369,394
                                                                    ------------

Total assets                                                        $ 58,143,529
                                                                    ============


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
     Mortgage notes payable                                         $ 45,294,215
     Accrued interest payable                                          2,122,418
     Other accrued expenses and liabilities                            2,643,043
     Due to general partners and affiliates of local partnerships
                                                                       5,085,535
     Development fees payable                                          1,151,510
     Real estate taxes payable                                           179,876
     Due to general partners and its affiliates                        8,234,527
                                                                    ------------

Total liabilities                                                     64,711,124
                                                                    ------------

Minority interest in local partnerships                               (1,746,771)
                                                                    ------------

Partners' capital (deficit)
     Limited partners (38,125 BUC$ issued and outstanding)            (5,545,441)
     General partner (1 BUC$ issued and outstanding)                     724,617
                                                                    ------------

Total partners' capital (deficit)                                     (4,820,824)
                                                                    ------------

Total liabilities and partners' capital (deficit)                   $ 58,143,529
                                                                    ============

                             RCC Partners 96, L.L.C.

                                 March 31, 2003


NOTE C - INVESTMENT IN LIMITED PARTNERSHIP (Continued)

                      CONSOLIDATED STATEMENT OF OPERATIONS
Revenues
     Rental income                                                 $  9,973,773
     Other income                                                       829,675
     Interest income                                                     15,827
                                                                   ------------

                                                                     10,819,275

Expenses
     Interest                                                         4,747,765
     Depreciation and amortization                                    2,429,909
     Operating and other                                                914,339
     Taxes and insurance                                              1,374,659
     Repairs and maintenance                                          2,749,023
     General and administrative                                       2,699,222
     Property management fees                                           440,564
     Partnership management fees                                        240,656
                                                                   ------------

     Total expenses                                                  15,596,137
                                                                   ------------

Loss before minority interest                                        (4,776,862)
Minority interest in loss of local partnership                        1,139,863
                                                                   ------------

Net loss                                                           $ (3,636,999)
                                                                   ============

NOTE D - CONTINGENCIES

The Company is contingently liable for all debts, liabilities and other obligations of Patriot Tax Credit Properties L.P. to the extent not paid by the partnership.

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                          TITLE 18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer
     and Chief Financial Officer
     June 23, 2003