Form 10-Q
period 2003-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2003-08-12
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes   No X
                                        ---  ---

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                                   ============================
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Investment in property:

Land                                               $  4,005,633    $  4,005,633
Buildings and improvements                           75,758,422      75,746,346
Accumulated depreciation                            (26,777,636)    (26,237,792)
                                                   ------------    ------------
Net investment in property                           52,986,419      53,514,187
                                                   ------------    ------------


Cash and cash equivalents                             1,671,338       1,344,954
Cash and cash equivalents
  held in escrow                                      1,308,587       1,318,344
Deferred financing costs, net
  of accumulation of $3,786,870
  and $3,716,137                                      1,525,918       1,596,650
Other assets                                            656,346         369,394
                                                   ------------    ------------

Total assets                                       $ 58,148,608    $ 58,143,529
                                                   ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION
                                   (continued)

                                                   ============================
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                           $ 45,041,315    $ 45,294,215
  Accrued interest payable                            2,201,136       2,122,418
  Other accrued expenses
   and liabilities                                    2,815,573       2,643,043
  Due to Local General Partners and
   affiliates of Local Partnerships                   5,451,967       5,085,535
  Development fees payable                            1,151,510       1,151,510
  Real estate taxes payable                             131,938         179,876
  Due to General Partner and
   its affiliates                                     8,943,635       8,234,527
                                                   ------------    ------------

Total liabilities                                    65,737,074      64,711,124
                                                   ------------    ------------

Minority interest in local
  partnerships                                       (1,968,237)     (1,746,771)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                           (6,340,849)     (5,545,441)

  General partner (1 BUC$
   issued and outstanding)                              720,620         724,617
                                                   ------------    ------------

Total partners' capital (deficit)                    (5,620,229)     (4,820,824)
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 58,148,608    $ 58,143,529
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    2003                2002
                                                 ------------------------------
Revenues
Rental income                                    $ 2,335,076        $ 2,339,384
Other income                                         161,718            200,358
Interest income                                        2,351              5,392
                                                 -----------        -----------

                                                   2,499,145          2,545,134
                                                 -----------        -----------
Expenses
Interest                                           1,197,963          1,170,383
Depreciation and amortization                        610,577            609,211
Operating and other                                  203,720            177,170
Taxes and insurance                                  342,839            300,800
Repairs and maintenance                              514,265            674,986
General and administrative                           501,640            477,787
Partnership management fees                           59,014             59,014
Property management fees                              89,574             84,066
                                                 -----------        -----------

Total expenses                                     3,519,592          3,553,417
                                                 -----------        -----------

Loss before minority interest                     (1,020,447)        (1,008,283)

Minority interest in loss of
  local partnerships                                 221,042            258,841
                                                 -----------        -----------

Net loss                                         $  (799,405)       $  (749,442)
                                                 ===========        ===========

Net loss - limited partners                      $  (795,408)       $  (745,695)
                                                 ===========        ===========

Number of limited partnership
  units outstanding                                   38,125             38,125
                                                 ===========        ===========

Net loss per limited
  partnership unit                               $    (20.86)       $    (19.56)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                         Limited        General
                           Total         Partners       Partner         BUC$
                        -----------    -----------    -----------    -----------
Partners' capital
  (deficit) -
  April 1, 2003         $(4,820,824)   $(5,545,441)   $   724,617         38,126

Net loss-Three
  Months ended
  June 30, 2003            (799,405)      (795,408)        (3,997)             0
                        -----------    -----------    -----------    -----------

Partners' capital
  (deficit) -
  June 30, 2003         $(5,620,229)   $(6,340,849)   $   720,620         38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     ==========================
                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2003            2002
                                                     --------------------------
Cash flows from operating activities:
Net loss                                             $  (799,405)   $  (749,442)
                                                     -----------    -----------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:

Depreciation and amortization                            610,577        609,211
Minority interest in loss of
  local partnerships                                    (221,042)      (258,841)
Decrease in cash held
  in escrow                                                9,757        390,867
(Decrease) increase in real estate
  taxes payable                                          (47,938)       104,561
Increase in accrued interest payable                      78,718         24,432
Increase in other assets                                (286,952)       (11,537)
Increase (decrease) in other liabilities                 172,528       (125,392)
Increase in partnership management
  fees                                                    59,014         59,014
Increase in public funds payable                          15,489         16,014
Increase (decrease) in asset manage-
  ment fee                                                 7,480        (11,000)
                                                     -----------    -----------
Total adjustments                                        397,631        797,329
                                                     -----------    -----------
Net cash (used in) provided by
  operating activities                                  (401,774)        47,887
                                                     -----------    -----------

Cash flows from investing activities:
Investment in property                                   (12,076)       (11,042)
                                                     -----------    -----------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                     ==========================
                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2003            2002
                                                     --------------------------
Cash flows from financing activities:
Increase in deferred costs                                     0        (50,358)
Payments of mortgage notes                              (252,900)      (144,016)
Distribution to minority interest                           (423)          (307)
Advances from General Partner                            627,125      1,822,113
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates                            366,432        284,435
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                               0        (42,435)
                                                     -----------    -----------
Net cash provided by financing
  activities                                             740,234      1,869,432
                                                     -----------    -----------

Net increase in cash and
  cash equivalents                                       326,384      1,906,277

Cash and cash equivalents at
  beginning of period                                  1,344,954      1,005,628
                                                     -----------    -----------

Cash and cash equivalents at
  end of period                                      $ 1,671,338    $ 2,911,905
                                                     ===========    ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                        $ 1,119,245    $ 1,145,951
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

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

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. Occupancy rates are as of March 31, 2003.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003, the results of operations and cash flows for the three months ended June 30, 2003 and 2002. However, the operating results and cash flows for the three months ended June 30, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.


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

                                                          Three Months Ended
                                                                June 30,
                                                       ------------------------
                                                         2003             2002
                                                       ------------------------
Partnership Management fees (a)                        $ 59,014         $ 59,014
Property Management fees                                 27,380           26,338
Local administrative fees                                 5,062            5,062
General and administrative                               22,969           21,514
Interest (b)                                            121,122          113,666
                                                       --------         --------
                                                       $235,547         $225,594
                                                       ========         ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $723,000 and $664,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively.

As of June 30, 2003, the properties owned by five of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the three months ended June 30, 2003, the General Partner and its affiliates advanced $709,108 to the Partnership and as of June 30, 2003 and March 31, 2003, total advances outstanding are $8,943,635 and $8,234,527, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of June 30, 2003, there was approximately $302,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the three months ended June 30, 2003, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $326,000. The increase is primarily attributable to advances from General Partner ($627,000) and a net increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($366,000) which exceeded payments of mortgage notes ($253,000), cash used in operating activities ($402,000) and investment in property ($12,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $611,000.

Summer Creek Villas Local Partnership ("Summer Creek Villas")
-------------------------------------------------------------

Summer Creek  Villas has  experienced  lower than  expected  economic  occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2002, Summer Creek Villas' operations are impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) or other sources are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through June 30, 2003 to fund operating deficits total $10,383,175 and are comprised of $7,751,825 from the Partnership (which was eliminated in consolidation) and $2,631,350 from the Class C limited partner.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the Form 10-K and above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

Hilltop Local Partnership ("Hilltop")
-------------------------------------

Hilltop has experienced a decline in occupancy over the last six months due to a reduction in Section 8 vouchers issued by the county. Hilltop was heavily dependent on vouchers to maintain occupancy. As a result, the property will operate at a deficit for 2003. Management of Hilltop has been revamping the marketing program to compensate for the loss of vouchers, but occupancy has not rebounded. Hilltop has hired a new property manager. The property expects the vacancy level to improve over the course of the year. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Income Taxes
------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The

Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three month period ended June 30, 2003. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased approximately $4,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to decrease in occupancy at one Local Partnership.

Other income decreased approximately $39,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to a decrease in termination fees received at Summer Creek Villas in 2003.

Interest income decreased approximately $3,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to a decrease in escrow interest income in 2003 at one Local Partnership.

Total expenses, excluding operating and other, taxes and insurance and repairs and maintenance, remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2003 as compared to the corresponding period in 2002.

Operating and other expenses increased approximately $27,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to an increase in water usage at two Local Partnerships.

Taxes and insurance increased approximately $42,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to an increase in insurance premiums at one Local Partnership and increase in real estate taxes at another Local Partnership.

Repairs and maintenance decreased approximately $161,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to a decrease in maintenance contracts and supplies at one Local Partnership.

Property Information
--------------------

Occupancies at the properties were as follows:

                                        March 31,
                                   -------------------
                                    2003         2002
                                   -------------------
Property

Hubbard's Ridge                       90%          99%
Cutler Canal II                       99           98
Diamond Street                        96           94
Papillion Heights                     83           85
Hill Top Homes                        73           91
Summer Creek Villas                   93           90
Brookland Park Plaza                  96           88
Compton Townhouses                   100           97

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., which is the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

          4.1 Agreement of Limited Partnership as adopted on May 3, 1989 and Amendments thereto dated May 25, 1989 and December21, 1989 (1)

          4.2 Amendment Number 1 to Prudential-Bache Tax Credit Properties L.P. Amended and Restated Agreement of Limited Partnership, dated October 1, 1997 (3)

          10.1 Form  of  Purchase  and   Sale   Agreement   pertaining   to  the
Partnership's Acquisition of Local Partnership Interests (2)

          10.2 Form  of Amended  and  Restated   Agreement   of  Local   Limited
Partnership of Local Partnerships (2)

          31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

          32.1 Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and
Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                                     By: RCC PARTNERS 96, L.L.C.,
                                         General Partner

Date: August 12, 2003

                                         By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             Member, President and
                                             Chief Executive and
                                             Financial Officer
Date: August 12, 2003


                                         By: /s/ Glenn F. Hopps
                                             ------------------
                                             Glenn F. Hopps
                                             Treasurer and
                                             Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


         Date: August 12, 2003
               ---------------

                                         By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13A-14(B) OR RULE 15D-14(B) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related
Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     August 12, 2003