Form 10-Q
period 2003-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2003-11-03
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Investment in property:

Land                                               $  4,005,633    $  4,005,633
Buildings and improvements                           75,777,179      75,746,346
Accumulated depreciation                            (27,271,556)    (26,237,792)
                                                   ------------    ------------
Net investment in property                           52,511,256      53,514,187
                                                   ------------    ------------


Cash and cash equivalents                             1,912,831       1,344,954
Cash and cash equivalents
  held in escrow                                      1,423,113       1,318,344
Deferred financing costs, net
  of accumulation of $3,857,602
  and $3,716,137                                      1,455,185       1,596,650
Other assets                                            537,404         369,394
                                                   ------------    ------------

Total assets                                       $ 57,839,789    $ 58,143,529
                                                   ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION
                                   (continued)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                           $ 44,805,620    $ 45,294,215
  Accrued interest payable                            2,286,032       2,122,418
  Other accrued expenses
   and liabilities                                    2,836,150       2,643,043
  Due to Local General Partners and
   affiliates of Local Partnerships                   5,917,434       5,085,535
  Development fees payable                            1,151,510       1,151,510
  Real estate taxes payable                             221,589         179,876
  Due to General Partner and
   its affiliates                                     9,290,186       8,234,527
                                                   ------------    ------------

Total liabilities                                    66,508,521      64,711,124
                                                   ------------    ------------

Minority interest in local
  partnerships                                       (2,216,330)     (1,746,771)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                           (7,168,861)     (5,545,441)

  General partner (1 BUC$
   issued and outstanding)                              716,459         724,617
                                                   ------------    ------------

Total partners' capital (deficit)                    (6,452,402)     (4,820,824)
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 57,839,789    $ 58,143,529
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        ==========================    ==========================
                            Three Months Ended             Six Months Ended
                               September 30,                 September 30,
                        --------------------------    --------------------------
                           2003            2002          2003            2002
                        --------------------------    --------------------------
Revenues
Rental income           $ 2,369,501    $ 2,379,036    $ 4,704,577    $ 4,718,420
Other income                173,715        162,220        335,433        362,578
Interest income               1,933          2,733          4,284          8,125
                        -----------    -----------    -----------    -----------
                          2,545,149      2,543,989      5,044,294      5,089,123
                        -----------    -----------    -----------    -----------

Expenses
Interest                  1,213,210      1,196,634      2,411,173      2,367,017
Depreciation and
  amortization              564,652        613,709      1,175,229      1,222,920
Operating and other         187,631        195,257        391,350        372,427
Taxes and
  insurance                 341,993        306,159        684,832        606,959
Repairs and
  maintenance               680,310        444,734      1,194,576      1,119,720
General and
  administrative            489,883        441,354        991,523        919,141
Partnership
  management fees            59,718         59,718        118,732        118,732
Property
  management fees            88,018         92,876        177,592        176,942
                        -----------    -----------    -----------    -----------
                          3,625,415      3,350,441      7,145,007      6,903,858
                        -----------    -----------    -----------    -----------

Loss before minority
  interest               (1,080,266)      (806,452)    (2,100,713)    (1,814,735)
Minority interest
  in loss of
  local partnerships        248,093        150,970        469,135        409,811
                        -----------    -----------    -----------    -----------

Net loss                $  (832,173)   $  (655,482)   $(1,631,578)   $(1,404,924)
                        ===========    ===========    ===========    ===========

Net loss - limited
  partners              $  (828,012)   $  (652,204)   $(1,623,420)   $(1,397,899)
                        ===========    ===========    ===========    ===========

Number of
  limited partnership
  units outstanding          38,125         38,125         38,125         38,125
                        ===========    ===========    ===========    ===========

Net loss per limited
  partnership unit      $    (21.72)   $    (17.11)   $    (42.58)   $    (36.67)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                        Limited        General
                          Total         Partners       Partner          BUC$
                       -----------    -----------    -----------    -----------
Partners' capital
  (deficit) -
  April 1, 2003        $(4,820,824)   $(5,545,441)   $   724,617         38,126

Net loss-Six
  Months ended
  September 30, 2003    (1,631,578)    (1,623,420)        (8,158)             0
                       -----------    -----------    -----------    -----------

Partners' capital
  (deficit) -
  September 30, 2003   $(6,452,402)   $(7,168,861)   $   716,459         38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    ==========================
                                                         Six Months Ended
                                                           September 30,
                                                    --------------------------
                                                       2003           2002*
                                                    --------------------------
Cash flows from operating activities:
Net loss                                            $(1,631,578)   $(1,404,924)
                                                    -----------    -----------
Adjustments to reconcile net loss
  to net cash used in operating activities:

Depreciation and amortization                         1,175,229      1,222,920
Minority interest in loss of
  local partnerships                                   (469,135)      (409,811)
(Increase) decrease in cash held
  in escrow                                            (104,769)       319,839
Increase in real estate taxes payable                    41,713        101,741
Increase in accrued interest payable                    163,614        151,819
Increase in other assets                               (168,010)       (60,508)
Increase (decrease) in accrued
  expenses and liabilities                              193,107       (122,854)
Increase in partnership management
  fees payable                                          118,732        118,732
Increase (decrease) in public funds
  payable                                                26,981        (23,979)
Increase (decrease) in asset manage-
  ment fee payable                                       19,365         (8,250)
                                                    -----------    -----------

Total adjustments                                       996,827      1,289,649
                                                    -----------    -----------
Net cash used in operating activities                  (634,751)      (115,275)
                                                    -----------    -----------

Cash flows from investing activities:
Investment in property                                  (30,833)      (248,234)
                                                    -----------    -----------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                    ==========================
                                                         Six Months Ended
                                                           September 30,
                                                    --------------------------
                                                       2003           2002*
                                                    --------------------------
Cash flows from financing activities:
Payments of mortgage notes                             (488,595)      (405,372)
Increase in deferred costs                                    0        (50,935)
Distribution to minority interest                          (424)          (307)
Advances from General Partner                           890,581        710,072
Advances from local limited partner                     505,316        412,740
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates                           326,583              0
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                              0        (82,440)
                                                    -----------    -----------
Net cash provided by financing
  activities                                          1,233,461        583,758
                                                    -----------    -----------

Net increase in cash and cash
  equivalents                                           567,877        220,249

Cash and cash equivalents at
  beginning of period                                 1,344,954      1,005,628
                                                    -----------    -----------

Cash and cash equivalents at
  end of period                                     $ 1,912,831    $ 1,225,877
                                                    ===========    ===========

Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

Interest paid                                       $ 2,247,559    $ 2,215,198
                                                    ===========    ===========

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. Occupancy rates are as of June 30, 2003.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002. However, the operating results and cash flows for the six months ended September 30, 2003 may not be indicative of the results for the year.

Certain  information  and  note  disclosures   normally  included  in  financial
statements prepared in accordance with accounting  principles generally accepted

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.


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

                       Three Months Ended     Six Months Ended
                           September 30,         September 30,
                       -------------------   -------------------
                         2003       2002       2003       2002
                       -------------------   -------------------
Partnership Manage-
  ment fees (a)        $ 59,718   $ 59,718   $118,732   $118,732
Property Management
  fees                   27,379     26,338     54,759     52,676
Local administrative
  fees                    5,063      5,063     10,125     10,125
General and
  administrative         23,376     21,189     46,345     42,703
Interest (b)            120,220    113,666    241,342    227,332
                       --------   --------   --------   --------
                       $235,756   $225,974   $471,303   $451,568
                       ========   ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


General Partner amounting to approximately $782,000 and $664,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively.

As of September 30, 2003, the properties owned by five of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the six months ended September 30, 2003, the General Partner and its affiliates advanced $1,055,659 to the Partnership and as of September 30, 2003 and March 31, 2003, total advances outstanding are $9,290,186 and $8,234,527, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of September 30, 2003, there was approximately $277,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the six months ended September 30, 2003, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $568,000. The increase is primarily attributable to advances from General Partner ($891,000), advances from local limited partner ($505,000) and an increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($327,000) which exceeded payments of mortgage notes ($489,000), cash used in operating activities ($635,000) and investment in property ($31,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,175,000.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in eight Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of such ten-year period. If trends in the real estate market warranted a sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Summer Creek Villas Local Partnership ("Summer Creek Villas")
-------------------------------------------------------------

Summer Creek  Villas has  experienced  lower than  expected  economic  occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2003, Summer Creek Villas' operations are impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) or other sources are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through September 30, 2003 to fund operating deficits total $11,151,322 and are comprised of $8,014,656 from the Partnership (which was eliminated in consolidation) and $3,136,666 from the Class C limited partner.

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

Hilltop Local Partnership ("Hilltop")
-------------------------------------

Hilltop has experienced a decline in occupancy over the last nine months due to a reduction in Section 8 vouchers issued by the county. Hilltop was heavily dependent on vouchers to maintain occupancy. As a result, the property will operate at a deficit for 2003. Management of Hilltop has been revamping the marketing program to compensate for the loss of vouchers, but occupancy has not rebounded. Hilltop has hired a new property manager. The property expects the vacancy level to improve over the course of the year. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not intended to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and six month periods ended September 30, 2003. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased approximately $10,000 and $14,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to a decrease in occupancy at one Local Partnership.

Interest income decreased approximately $1,000 and $4,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to a decrease in escrow interest income in 2003 at one Local Partnership.

Total expenses, excluding taxes and insurance, repairs and maintenance and general and administrative, remained fairly consistent with an increase of approximately 2% and less than 1% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002.

Taxes and insurance increased approximately $36,000 and $78,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to an increase in insurance premiums at the Local Partnerships and an increase in real estate taxes at one Local Partnership.

Repairs and maintenance decreased approximately $236,000 and $75,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to a decrease in maintenance contracts and supplies at one Local Partnership.

Property Information
--------------------

Occupancies at the properties were as follows:

                                         June 30,
                                  ----------------------
                                     2003         2002
                                  ----------------------
Property

Hubbard's Ridge                       90%          96%
Cutler Canal II                       99           99
Diamond Street                        98          100
Papillion Heights                     85           96
Hill Top Homes                        67           91
Summer Creek Villas                   93           86
Brookland Park Plaza                  94           91
Compton Townhouses                    95           97

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., which is the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                               By: RCC PARTNERS 96, L.L.C.,
                                   General Partner

Date: November 3, 2003

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Member, President and
                                       Chief Executive and
                                       Financial Officer
Date: November 3, 2003


                                   By: /s/ Glenn F. Hopps
                                       ------------------
                                       Glenn F. Hopps
                                       Treasurer and
                                       Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: November 3, 2003
                ----------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     November 3, 2003