Form 10-Q
period 2003-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2004-02-12
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             -------  ------

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                        -------  -------

                         PART I - Financial Information

Item 1. Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Investment in property:

Land                                               $  4,005,633    $  4,005,633
Buildings and improvements                           75,784,635      75,746,346
Accumulated depreciation                            (27,859,339)    (26,237,792)
                                                   ------------    ------------
Net investment in property                           51,930,929      53,514,187
                                                   ------------    ------------


Cash and cash equivalents                             1,815,839       1,344,954
Cash and cash equivalents
  held in escrow                                      1,787,758       1,318,344
Deferred financing costs, net
  of accumulation of $3,928,183
  and $3,716,137                                      1,384,604       1,596,650
Other assets                                            534,246         369,394
                                                   ------------    ------------

Total assets                                       $ 57,453,376    $ 58,143,529
                                                   ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                           $ 44,650,978    $ 45,294,215
  Accrued interest payable                            2,214,294       2,122,418
  Other accrued expenses
   and liabilities                                    2,425,219       2,643,043
  Due to Local General Partners and
   affiliates of Local Partnerships                   6,325,286       5,085,535
  Development fees payable                            1,151,510       1,151,510
  Real estate taxes payable                             304,849         179,876
  Due to General Partner and
   its affiliates                                    10,203,486       8,234,527
                                                   ------------    ------------

Total liabilities                                    67,275,622      64,711,124
                                                   ------------    ------------

Minority interest in local
  partnerships                                       (2,465,423)     (1,746,771)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                           (8,068,760)     (5,545,441)

  General partner (1 BUC$
   issued and outstanding)                              711,937         724,617
                                                   ------------    ------------

Total partners' capital (deficit)                    (7,356,823)     (4,820,824)
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 57,453,376    $ 58,143,529
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            ============================    ============================
                                 Three Months Ended               Nine Months Ended
                                     December 31,                    December 31,
                            ----------------------------    ----------------------------
                                2003            2002*           2003            2002*
                            ----------------------------    ----------------------------

Revenues
Rental income               $  2,363,809    $  2,388,703    $  7,068,386    $  7,107,123
Other income                     230,654         182,583         566,087         545,161
Interest income                    2,071           4,683           6,355          12,808
                            ------------    ------------    ------------    ------------
                               2,596,534       2,575,969       7,640,828       7,665,092
                            ------------    ------------    ------------    ------------

Expenses
Interest                       1,245,076       1,142,092       3,656,249       3,509,109
Depreciation and
  amortization                   658,364         604,737       1,833,593       1,827,657
Operating and other              197,813         193,018         589,163         565,445
Taxes and
  insurance                      278,854         291,175         963,686         898,134
Repairs and
  maintenance                    629,130         583,883       1,823,706       1,703,603
General and
  administrative                 578,260         521,681       1,569,783       1,440,822
Partnership
  management fees                 59,718          59,718         178,450         178,450
Property
  management fees                102,833          89,400         280,425         266,342
                            ------------    ------------    ------------    ------------
                               3,750,048       3,485,704      10,895,055      10,389,562
                            ------------    ------------    ------------    ------------

Loss before minority
  interest                    (1,153,514)       (909,735)     (3,254,227)     (2,724,470)

Minority interest
  in income of
  local partnerships             249,093         246,561         718,228         656,372
                            ------------    ------------    ------------    ------------

Net loss                    $   (904,421)   $   (663,174)   $ (2,535,999)   $ (2,068,098)
                            ============    ============    ============    ============

Net loss - limited
  partners                  $   (899,899)   $   (659,858)   $ (2,523,319)   $ (2,057,758)
                            ============    ============    ============    ============

Number of
  limited partnership
  units outstanding               38,125          38,125          38,125          38,125
                            ============    ============    ============    ============

Net loss per limited
  partnership unit          $     (23.60)   $     (17.30)   $     (66.18)   $     (53.97)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                       Limited        General
                         Total         Partners       Partner           BUC$
                      -----------    -----------    -----------    -----------
Partners' capital
  (deficit) -
  April 1, 2003       $(4,820,824)   $(5,545,441)   $   724,617         38,126

Net loss - Nine
  Months ended
  December 31, 2003    (2,535,999)    (2,523,319)       (12,680)             0
                      -----------    -----------    -----------    -----------

Partners' capital
  (deficit) -
  December 31, 2003   $(7,356,823)   $(8,068,760)   $   711,937         38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           ==========================
                                                Nine Months Ended
                                                   December 30,
                                           --------------------------
                                              2003            2002
                                           --------------------------
Cash flows from operating activities:
Net loss                                   $(2,535,999)   $(2,068,098)
                                           -----------    -----------
Adjustments to reconcile net loss
  to net cash used in
  operating activities:

Depreciation and amortization                1,833,593      1,827,657
Minority interest in loss of
  local partnerships                          (718,228)      (656,372)
(Increase) decrease in cash held
  in escrow                                   (469,414)       194,509
Increase in real estate taxes payable          124,973        192,801
Increase in accrued interest payable            91,876        149,469
Increase in other assets                      (164,852)      (420,866)
(Decrease) increase in other liabilities      (217,824)       590,595
Increase in partnership management
  fees                                         178,450        178,450
Increase (decrease) in public funds
  payable                                          126        (37,877)
Increase (decrease) in asset manage-
  ment fee                                      23,295         (9,525)
                                           -----------    -----------
Total adjustments                              681,995      2,008,841
                                           -----------    -----------
Net cash used in operating activities       (1,854,004)       (59,257)
                                           -----------    -----------

Cash flows from investing activities:
Investment in property                         (38,289)      (390,220)
                                           -----------    -----------

Cash flows from financing activities:
Payments of mortgage notes                    (643,237)      (607,247)
Increase in deferred costs                           0        (50,935)
Distribution to minority interest                 (424)          (307)
Advances from General Partner                1,767,088        850,273
Advances from local limited partner            505,316        728,415

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                           ==========================
                                                Nine Months Ended
                                                   December 30,
                                           --------------------------
                                              2003            2002
                                           --------------------------
Increase in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                               734,435        589,240
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                     0        (66,738)
                                           -----------    -----------
Net cash provided by
  financing activities                       2,363,178      1,442,701
                                           -----------    -----------

Net increase in cash and
  cash equivalents                             470,885        993,224

Cash and cash equivalents at
  beginning of period                        1,344,954      1,005,628
                                           -----------    -----------

Cash and cash equivalents at
  end of period                            $ 1,815,839    $ 1,998,852
                                           ===========    ===========

Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

Interest paid                              $ 3,564,373    $ 3,359,640
                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)


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

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. Occupancy rates are as of September 30, 2003.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2003, the results of operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002. However, the operating results and cash flows for the nine months ended December 31, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)


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

                       Three Months Ended     Nine Months Ended
                           December 31,          December 31,
                       -------------------   -------------------
                         2003       2002       2003       2002
                       -------------------   -------------------
Partnership Manage-
  ment fees (a)        $ 59,718   $ 59,718   $178,450   $178,450
Property Management
  fees                   25,962     26,337     80,721     79,013
Local administrative
  fees                    5,062      5,062     15,187     15,187
General and
  administrative         16,953     15,581     63,298     58,284
Interest (b)            133,330    113,665    374,672    340,997
                       --------   --------   --------   --------
                       $241,025   $220,363   $712,328   $671,931
                       ========   ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                         NOTES ON CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)


General Partner amounting to approximately $842,000 and $664,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively.

As of December 31, 2003, the properties owned by five of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the nine months ended December 31, 2003, the General Partner and its affiliates advanced $1,968,959 to the Partnership and as of December 31, 2003 and March 31, 2003, total advances outstanding are $10,203,486 and $8,234,527, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of December 31, 2003, there was approximately $204,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the nine months ended December 31, 2003, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $471,000. The increase is primarily attributable to advances from General Partner ($1,767,000), advances from local limited partner ($505,000) and an increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($734,000) which exceeded payments of mortgage notes ($643,000), cash used in operating activities ($1,854,000) and investment in property ($38,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,834,000.

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) or other sources are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through December 31, 2003 to fund operating deficits total $12,025,322 and are comprised of $8,888,656 from the Partnership (which was eliminated in consolidation) and $3,136,666 from the Class C limited partner.

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

Hilltop Local Partnership ("Hilltop")
-------------------------------------

Hilltop has experienced a decline in occupancy over the last twelve months due to a reduction in Section 8 vouchers issued by the city of Arlington. The city cut back vouchers to site to 50% and then to 30%. The property has hired a new District Manager who has implemented a new marketing program. The vacancy level has improved from 71% to 82% at the end of January 2004. The property is currently 86% leased. The property expects the vacancy level to improve over the course of the year. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RMB Limited Partnership ("Hubbard's Ridge")
-------------------------------------------

Hubbard's Ridge has experienced a decline in occupancy over the last year due to a decline in general economic conditions. Hubbard's Ridge is located in an area where there have been business closures as well as declines in most segments of the economy. At the same time, the residential housing market in the area is over built, with a new 1100 unit complex built nearby last year. As such, reduced rents and concessions are being offered throughout the market to attract renters. Hubbard's Ridge intends to stay competitive with the market and has lowered rents, but occupancy has not rebounded. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not intended to have a material impact on the Partnership's financial reporting and disclosure.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and nine month periods ended December 31, 2003. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased approximately $25,000 and $39,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to a decrease in occupancy at two Local Partnerships.

Other income increased approximately $48,000 for the three months ended December 31, 2003 as compared to the corresponding period in 2002, primarily due to an increase in tenant damage and redecorating fee income at one Local Partnership.

Total expenses, excluding general and administrative and property management fees, remained fairly consistent with an increase of approximately 7% and 4% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002.

General and administrative increased approximately $57,000 and $129,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to an increase in payroll expense at two Local Partnerships.

Property management fees increased approximately $13,000 and $14,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to higher management fees resulting from a change in management agents at one Local Partnership.

Property Information
--------------------

Occupancies at the properties were as follows:

                                       September 30,
                                  ----------------------
                                     2003         2002
                                  ----------------------
Property

Hubbard's Ridge                       85%          93%
Cutler Canal II                       99           99
Diamond Street                        96           98
Papillion Heights                     83           98
Hill Top Homes                        70           85
Summer Creek Villas                   89           87
Brookland Park Plaza                  92           93
Compton Townhouses                    92          100

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., which is the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                                  By: RCC PARTNERS 96, L.L.C.,
                                      General Partner

Date: February 12, 2004

                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Member, President and
                                          Chief Executive and
                                          Financial Officer
Date: February 12, 2004


                                      By: /s/ Glenn F. Hopps
                                          ------------------
                                          Glenn F. Hopps
                                          Treasurer and
                                          Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 12, 2004
               -----------------
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     February 12, 2004