Form 10-K
period 2004-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2004-06-15
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended March 31, 2004

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
         (formerly known as Prudential-Bache Tax Credit Properties L.P.)
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-3519080
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                               10022
--------------------------------------------                   -----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003, was ($7,169,000), based on Limited Partner equity (deficit) as of such date.

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

The primary objectives of the Registrant are to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended ("Housing Tax Credits") over the credit period for each Property in which the Registrant has invested and to a lesser extent, 10-year historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Housing Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. (the former general partner) or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partnerships owning then newly constructed or existing structures that had undergone substantial rehabilitation. The Local Partnerships in which the Registrant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related tax credits. It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow from operations to provide distributions to the holders of BUC$ ("BUC$ holders") or the limited partners.

The Registrant expects that in order to avoid recapture of Housing Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period and may be substantially longer.

The Partnership generated $0, $126,188 and $1,814,136 in Tax Credits during the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2002 all the Local Partnerships completed their tax credit periods and the Partnership has met its primary objective of generating Housing Tax Credits for qualified BUC$ holders. However, each Local Partnership must continue to comply with the Housing Tax Credit requirements until the end of the compliance period in order to avoid recapture of the Housing Tax Credits. The compliance period will end at various dates through December 31, 2007 with respect to the Properties depending upon when the Housing Tax Credit Period commenced.

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

One Property had income which exceeded 15% of the Registrant's total revenue in each of the three years ended March 31, 2004, 2003 and 2002. Income from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 55.31%, 52.10%, and 50.89% and during the years ended March 31, 2004, 2003 and 2002, respectively.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2004.

General Partner
---------------
The general partner of the Registrant is RCC Partners 96 L.L.C. (the "General Partner") and is an affiliate of Related Capital Company ("RCC"). Independence SLP L.P. ("SLP"), an affiliate of RCC, is the special limited partner. On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager L.L.C., the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

Segments
--------
The Registrant is engaged solely in the business of investing in Local Partnerships that own Properties; therefore, presentation of industry segment information is not applicable. The Registrant operates in one segment, which is the investment in multi-family residential property.

Competition
-----------
The General Partner has formed various entities to engage in businesses that may be competitive with the Registrant.

The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives tax credits may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Employees
---------
The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Part III and Notes 1, 3 and 6 to the consolidated financial statements set forth in Item 8.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.

Item 2. Properties.

As of March 31, 2004, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:

                                                     Occupancy
                           Number    Rents as of     Rate as of
Property (a)               of Units  May 1, 2004    May 1, 2004
------------               --------  -----------    -----------

RMB Limited Partnership      196       $445-755          76%
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II              216        396-665          98%
  Associates, Ltd.
  Miami, FL
Diamond Street Venture        48        473-540          90%
  Philadelphia, PA
Papillion Heights             48        485-495          85%
  Apartments L.P.
  Papillion, NE
Hill Top Homes               171        560-770          89%
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                   770        605-860          95%
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza          77            563          96%
  Limited Partnership
  Richmond, VA
Compton Townhouses            39            765         100%
  Limited Partnership
  Cincinnati, OH


(a) At March 31, 2004, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Item 4.  Submission of Matters to a Vote of Limited Partners

None.

                                     PART II

Item 5. Market for the Registrant's BUC$ and Related Limited Partner Matters

As of May 10, 2004, there were 2,233 BUC$ holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

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

                                                      For the Years ended March 31,
                             ---------------------------------------------------------------------------
OPERATIONS                       2004            2003            2002            2001           2000
----------                   ------------    ------------    ------------    ------------   ------------
Rental and other income      $ 10,747,362    $ 10,803,448    $ 10,333,034    $  9,761,295   $  7,915,054
                             ============    ============    ============    ============   ============

Interest income              $     12,093    $     15,827    $     38,065    $     39,888   $     24,826
                             ============    ============    ============    ============   ============

Interest expense             $  4,755,090    $  4,747,765    $  4,689,172    $  4,729,740   $  4,408,997
                             ============    ============    ============    ============   ============

Depreciation and amorti-
  zation expenses            $  2,440,364    $  2,429,909    $  2,447,028    $  2,445,646   $  2,433,206
                             ============    ============    ============    ============   ============

Loss before minority
  interest and extraordi-
  nary item                  $ (4,848,759)   $ (4,776,862)   $ (4,815,277)   $ (5,563,134)  $ (5,435,229)
                             ============    ============    ============    ============   ============

Minority interest in loss
  of local partnerships      $  1,048,921    $  1,139,863    $  1,207,124    $  1,135,959   $    637,201
                             ============    ============    ============    ============   ============


Loss before extraordinary
  item                       $ (3,799,838)   $ (3,636,999)   $ (3,608,103)   $ (4,427,175)  $ (4,798,028)
                             ============    ============    ============    ============   ============


Extraordinary item -
  forgiveness of indebted-
  ness                       $          0    $          0    $          0    $    833,002   $  1,656,843
                             ============    ============    ============    ============   ============

Net loss                     $ (3,799,838)   $ (3,636,999)   $ (3,608,103)   $ (3,594,173)  $ (3,141,185)
                             ============    ============    ============    ============   ============

Loss before extraordinary
  item per limited partner
  BUC$                       $     (99.17)   $     (94.92)   $     (94.17)   $    (115.54)  $    (125.22)


Extraordinary item per
  limited partner BUC$       $          0    $          0    $          0    $      21.74   $      43.24
                             ------------    ------------    ------------    ------------   ------------

Net loss per limited part-
  ner BUC$                   $     (99.17)   $     (94.92)   $     (94.17)   $     (93.80)  $     (81.98)
                             ============    ============    ============    ============   ============

Total assets                 $ 55,556,172    $ 58,143,529    $ 60,492,083    $ 62,137,819   $ 64,662,321
                             ============    ============    ============    ============   ============

Mortgage notes payable       $ 44,697,118    $ 45,294,215    $ 46,015,770    $ 43,955,708   $ 44,569,822
                             ============    ============    ============    ============   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Registrant invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the Housing Tax Credits. The Registrant's primary source of funds is rental revenues, which are fully utilized at the property level. As of March 31, 2004, there was approximately $275,000 in working capital reserves available to fund Registrant level expenses. The Registrant is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, required the Local General Partners and/or their affiliates to fund cash flow deficits. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2004 and 2003 also reflect payables of $426,961 and $282,000, respectively, under operating deficit guaranty agreements at Hill Top Homes, which have expired. As of March 31, 2004, all operating deficit guaranty agreements have expired.

Summer Creek Villas Local Partnership
-------------------------------------

The Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2003 and 2002, Summer Creek Villas' operations are impeded by the inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 2002, in an effort to improve occupancy, the Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of painting, landscaping, new playgrounds, and individual units fixture and finish replacements.

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in the years 2002, 2003 and 2004, in an amount not to exceed $1,500,000 in aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Registrant (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2003 and 2002 under these funding agreements to fund operating deficit's total $2,418,647 and $3,137,720, respectively. Of such amounts, $1,913,331 and $2,409,305 were loaned by the Registrant in 2003 and 2002, respectively.

These loans are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

During 2003 and 2002, the management agent, an affiliate of Summer Creek Villas, was reimbursed by Summer Creek Villas for operating advances, made in the current and prior years, in the form of unreimbursed payroll in the net amount of $720,678. As of December 31, 2003 and 2002, the management agent was due $122,649 and $491,988, respectively. The management agent is not obligated to provide such advances.

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

Fiscal 2004 vs. Fiscal 2003
---------------------------

Rental income decreased approximately $97,000 for the year ended March 31, 2004 as compared to 2003 primarily due to a decrease in occupancy at three Local Partnerships.

Interest income decreased approximately $4,000 for the year ended March 31, 2004 as compared to 2003 primarily due to lower cash and cash equivalent balances earning interest at the Local Partnership and Registrant level.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Registrant's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                  Less
                                  than          1 - 3         3 -5        More than
                    Total        1 Year         Years         Years        5 Years
                 -----------   -----------   -----------   -----------   -----------
Mortgage notes
  payable (a)    $44,697,118   $   925,122   $ 7,591,985   $23,587,939   $12,592,072
                 -----------   -----------   -----------   -----------   -----------

(a) Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Mortgage notes consist of both first mortgages and support loans (second and third mortgages).

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not intended to have a material impact on the Registrant's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Registrant has evaluated SFAS No. 150 and determined that it does not have an impact on the Registrant's financial reporting and disclosures.

Property Information
--------------------

The Registrant currently holds interests in eight Local Partnerships. The following schedule gives specific details about the related Properties.

                                                  Gross Carrying     Occupancy
                                                     Value of         Rate at
                                     Number        Property at      December 31,
Property (a)                        of Units       March 31,2004      2003 (c)
                                    --------       -------------    ------------
RMB Limited Partnership               196          $ 5,310,849          87%
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                       216           11,540,233          99%
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)             48            2,912,536          92%
  Philadelphia, PA
Papillion Heights                      48            2,206,424          81%
  Apartments L.P.
  Papillion, NE
Hill Top Homes                        171            8,104,661          76%
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                            770           40,832,871          94%
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza                   77            6,449,682          91%
  Limited Partnership
  Richmond, VA
Compton Townhouses                     39            2,446,959          97%
  Limited Partnership                              -----------
  Cincinnati, OH
                                                   $79,804,215
                                                   ===========

(a) At March 31, 2004, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

Net operating income before debt service of the Local Partnerships for each of the years in the three-year period ended March 31, 2004, was as follows:

                          2004         2003         2002
                       ----------   ----------   ----------
Hubbard's Ridge        $  296,000   $  329,000   $  427,000
Cutler Canal II           684,000      737,000      783,000
Diamond Street             63,000       71,000       54,000
Papillion Heights          38,000       72,000       64,000
Hill Top Homes            221,000      365,000      429,000
Summer Creek Villas     1,188,000      871,000      679,000
Brookland Park Plaza      181,000      192,000      160,000
Compton Townhouses        107,000      151,000      132,000
                       ----------   ----------   ----------

                       $2,778,000   $2,788,000   $2,728,000
                       ==========   ==========   ==========

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1. Financial Statements

         Report of Independent Registered Public Accounting Firm          14

         Consolidated Balance Sheets as of March 31, 2004 and 2003        32

         Consolidated Statements of Operations for the years ended
         March 31, 2004, 2003 and 2002                                    33

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the years ended March 31, 2004,  2003 and
         2002                                                             34

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2004, 2003 and 2002                                    35

         Notes to Consolidated Financial Statements                       36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2004, 2003 and 2002. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. For the year ended March 31, 2004, we did not audit the financial statements of certain investee partnerships which represent $15,334,378 in total assets and $915,112 of the net loss as of and for the year ended March 31, 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2004 and 2003, and the results of their operations, changes in Partners' capital (deficit), and their cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Our report on the 2004 financial statements of a subsidiary included an explanatory paragraph describing conditions that raised substantial doubt regarding its ability to continue as a going concern, as discussed in note 10 to the consolidated financial statements.

REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 14, 2004

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2004

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

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 23, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheet of Cutler Canal II Associates, Ltd. as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 2004

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

/s/ KPMG
Greenville, South Carolina
February 13, 2002

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Street Venture

We have audited the accompanying balance sheet of Diamond Street Venture as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Diamond Street Venture as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued our report for the year ended December 31, 2003, dated January 23, 2004, on our consideration of Diamond Street Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basis financial statements taken as a whole. The supplemental information on pages 29 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

[Letterhead of Schultz, Durham & Rapp, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 11, 2004

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

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 6, 2003

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2004

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 23, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 2003 and 2002, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 14 to the financial statements, the Partnership has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt regarding its ability to continue as a going concern. Management's plans in connection with these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 13, 2004

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 7, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookland Park Plaza Limited Partnership

We have audited the accompanying balance sheet of BROOKLAND PARK PLAZA LIMITED PARTNERSHIP (a Maryland Limited Partnership), HUD Project No. 051-36617, as of December 31, 2003, and the related statements of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKLAND PARK PLAZA LIMITED PARTNERSHIP as of December 31, 2003, and the results of its operations, the changes in partners' equity/(deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued reports dated January 21, 2004, on our consideration OF BROOKLAND PARK PLAZA LIMITED PARTNERSHIP'S internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 14 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements of BROOKLAND PARK PLAZA LIMITED PARTNERSHIP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2004

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

Lead Auditor: Renee G. Scruggs

[Letterhead of Barnes, Dennig & Co., Ltd.]

Report of Independent Certified Public Accountants

To the Partners
Compton Townhouses Limited Partnership

We have audited the accompanying balance sheets of Compton Townhouses Limited Partnership (An Ohio Limited Partnership), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 16, 2004

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

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 20, 2003

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 March 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
Investment in property:

Land                                                                   $  4,005,633    $  4,005,633
Building and improvements                                                75,798,582      75,746,346
Accumulated depreciation                                                (28,372,375)    (26,237,792)
                                                                       ------------    ------------

Net investment in property                                               51,431,840      53,514,187
Cash and cash equivalents                                                 1,216,053       1,344,954
Cash and cash equivalents held in escrow                                  1,222,301       1,318,344
Deferred financing costs, net                                             1,302,170       1,596,650
Other assets                                                                383,808         369,394
                                                                       ------------    ------------

Total assets                                                           $ 55,556,172    $ 58,143,529
                                                                       ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:

  Mortgage notes payable                                               $ 44,697,118    $ 45,294,215
  Accrued interest payable                                                2,180,744       2,122,418
  Other accrued expenses and liabilities                                  2,200,263       2,643,043
  Due to local general partners and affiliates of local partnerships      6,378,776       5,085,535
  Development fees payable                                                1,151,510       1,151,510
  Real estate taxes payable                                                 174,018         179,876
  Due to General Partner and its affiliates                              10,190,654       8,234,527
                                                                       ------------    ------------

Total liabilities                                                        66,973,083      64,711,124
                                                                       ------------    ------------

Minority interests in local partnerships                                 (2,796,249)     (1,746,771)
                                                                       ------------    ------------

Partners' capital (deficit):

  Limited partners (38,125 BUC$ issued and outstanding)                  (9,326,280)     (5,545,441)
  General partner (1 BUC$ issued and outstanding)                           705,618         724,617
                                                                       ------------    ------------

Total partners' capital (deficit)                                        (8,620,662)     (4,820,824)
                                                                       ------------    ------------

Total liabilities and partners' capital (deficit)                      $ 55,556,172    $ 58,143,529
                                                                       ============    ============


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended March 31,
                                                  --------------------------------------------
                                                      2004            2003            2002
                                                  ------------    ------------    ------------
Revenues
Rental income                                     $  9,876,634    $  9,973,773    $  9,530,921
Other income                                           870,728         829,675         802,113
Interest income                                         12,093          15,827          38,065
                                                  ------------    ------------    ------------

                                                    10,759,455      10,819,275      10,371,099
                                                  ------------    ------------    ------------

Expenses
Interest                                             4,755,090       4,747,765       4,689,172
Depreciation and amortization                        2,440,364       2,429,909       2,447,028
Operating and other                                    921,634         914,339         918,938
Taxes and insurance                                  1,501,816       1,374,659       1,158,871
Repairs and maintenance                              2,483,200       2,749,023       2,540,544
General and administrative                           2,837,480       2,699,222       2,762,046
Property management fees                               431,166         440,564         424,360
Partnership management fees                            237,464         240,656         245,367
                                                  ------------    ------------    ------------

Total expenses                                      15,608,214      15,596,137      15,186,326
                                                  ------------    ------------    ------------

Loss before minority interest                       (4,848,759)     (4,776,862)     (4,815,227)
Minority interest in loss of local partnerships      1,048,921       1,139,863       1,207,124
                                                  ------------    ------------    ------------

Net loss                                          $ (3,799,838)   $ (3,636,999)   $ (3,608,103)
                                                  ============    ============    ============

Net loss-limited partners                         $ (3,780,839)   $ (3,618,814)   $ (3,590,062)
                                                  ============    ============    ============

Number of BUC$ outstanding - limited partners           38,125          38,125          38,125
                                                  ============    ============    ============

Net loss per BUC$ - limited partners              $     (99.17)   $     (94.92)   $     (94.17)
                                                  ============    ============    ============


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                               Limited        General
                                 Total         Partners       Partner          BUC$
                              -----------    -----------    -----------    -----------
Partners' capital
April 1, 2001                 $ 2,424,278    $ 1,663,435    $   760,843         38,126

Net Loss                       (3,608,103)    (3,590,062)       (18,041)             0
                              -----------    -----------    -----------    -----------

Partners' capital (deficit)
March 31, 2002                 (1,183,825)    (1,926,627)       742,802         38,126

Net Loss                       (3,636,999)    (3,618,814)       (18,185)             0
                              -----------    -----------    -----------    -----------

Partners' capital (deficit)
March 31, 2003                 (4,820,824)    (5,545,441)       724,617         38,126

Net Loss                       (3,799,838)    (3,780,839)       (18,999)             0
                              -----------    -----------    -----------    -----------

Partners' capital (deficit)
March 31, 2004                $(8,620,662)   $(9,326,280)   $   705,618    $    38,126
                              ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended March 31,
                                                   -----------------------------------------
                                                      2004           2003           2002
                                                   -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                           $(3,799,838)   $(3,636,999)   $(3,608,103)
                                                   -----------    -----------    -----------
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                        2,440,364      2,429,909      2,447,028
Minority interest in loss of local partnerships     (1,048,921)    (1,139,863)    (1,207,124)
Decrease (increase) in cash held in escrow              96,043        363,167       (194,178)
(Decrease) increase in real estate taxes payable        (5,858)        97,998        (57,527)
Increase (decrease) in accrued interest payable         58,326         81,510         (2,820)
Increase in other assets                               (16,353)       (66,008)       (76,455)
(Decrease) increase in other accrued expenses
  and liabilities                                     (150,028)     1,084,764       (390,253)
                                                   -----------    -----------    -----------
Total adjustments                                    1,373,573      2,851,477        518,671
                                                   -----------    -----------    -----------

Net cash used in operating activities               (2,426,265)      (785,522)    (3,089,432)
                                                   -----------    -----------    -----------

Cash flows from investing activities:
Investments in property                                (52,236)       (39,188)       (62,881)
                                                   -----------    -----------    -----------

Net cash used in investing activities                  (52,236)       (39,188)       (62,881)
                                                   -----------    -----------    -----------

Cash flows from financing activities
Proceeds from mortgage notes                         1,197,500              0      4,600,000
Payments on mortgage notes                          (1,794,597)      (721,555)    (2,539,938)
Increase in deferred costs                              (9,362)             0       (129,521)
Decrease in development fees payable                         0              0       (299,199)
Advance from General Partner                         1,663,375      1,452,201      1,373,146
Increase in due to Local General Partners
  and affiliates of Local Partnerships,
  General Partner and its affiliates                   847,278         61,202        557,174
Decrease in due to Local General Partners
  and affiliates of Local Partnerships,
  General Partner and its affiliates                   (59,353)      (355,920)      (420,675)
Advance from local limited partner                     505,316        728,415        350,000
Distribution to minority interest                         (557)          (307)          (417)
                                                   -----------    -----------    -----------

Net cash provided by financing activities            2,349,600      1,164,036      3,490,570
                                                   -----------    -----------    -----------
Net (decrease) increase in cash and cash
  equivalents                                         (128,901)       339,326        338,257
Cash and cash equivalents at beginning of year       1,344,954      1,005,628        667,371
                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year           $ 1,216,053    $ 1,344,954    $ 1,005,628
                                                   ===========    ===========    ===========
Supplemental disclosures of cash flow infor-
  mation:
Interest paid                                      $ 4,696,764    $ 4,666,255    $ 3,020,853
                                                   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment
Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit ("Tax Credit"). The general partner of the Partnership is RCC Partners 96, L.L.C. (the "General Partner") and is an affiliate of Related Capital Company ("RCC"). On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager L.L.C., the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged. Independence SLP L.P. ("SLP"), an affiliate of RCC, is the special limited partner. The SLP acts as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2004, the Partnership has investments in eight Local Partnerships.


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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



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

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated 99.5% to the limited partners and .5% to the General Partner. As of March 31, 2004, no distributions have been paid.

g) Rental Income

Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.


NOTE 3 - Costs, Fees and Expenses

a) Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt. The accumulated amortization as of March 31, 2004 and 2003 is $4,019,979 and $3,716,137, respectively.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:

                             Net Investment in Property   Mortgage Notes Payable
                             --------------------------  -------------------------
Description (a)                 2004          2003          2004          2003
---------------              -----------   -----------   -----------   -----------
Apartment Complexes:

RMB Limited Partnership      $ 2,933,334   $ 3,104,050   $ 4,519,054   $ 4,562,398
  (Hubbard's Ridge)
  Garland, TX
Cutler Canal II                7,875,271     8,131,281     5,675,068     5,733,478
  Associates, Ltd.
  Miami, FL
Diamond Street Venture (b)     1,526,094     1,610,420     2,891,356     2,913,484
  Philadelphia, PA
Papillion Heights              1,437,773     1,490,423     1,183,317       958,143
  Apartments L.P.
  Papillion, NE
Hill Top Homes                 5,531,851     5,717,040     3,109,436     3,207,845
  Apartments
  Limited Partnership
  Arlington, TX
Palm Beach                    27,686,049    28,700,604    23,793,641    24,327,859
  Apartments, Ltd.
  (Summer Creek Villas)
  West Palm Beach, FL
Brookland Park Plaza           3,344,485     3,571,140     2,317,981     2,348,964
  Limited Partnership
  Richmond, VA
Compton Townhouses             1,096,983     1,189,229     1,207,265     1,242,044
                             -----------   -----------   -----------   -----------
  Limited Partnership
  Cincinnati, OH
                             $51,431,840   $53,514,187   $44,697,118   $45,294,215
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                       Amount
                                    -----------
2004                                $   925,122
2005                                  3,516,725
2006                                  4,075,260
2007                                  1,138,287
2008                                 22,449,652
Thereafter                           12,592,072
                                    -----------
                                    $44,697,118
                                    ===========

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $39,757,118 bear interest at rates ranging from 5.83% to 10.5% and have final maturities ranging from September 1, 2006 to May 1, 2031. First mortgages include $23,793,641 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on December 15, 2014 and December 15, 2029, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional interest rate of 6%. The base interest rate is payable annually from Project Income, as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capital to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% continues to be accrued in the accompanying consolidated financial statements.

In April 2003, Papillion Heights refinanced its outstanding mortgage note payable in the amount of $958,143. The new mortgage in the amount of $1,197,500 is payable in monthly installments of $7,679 including interest at the rate of 5.95% per annum through March 17, 2008 with a balloon payment of approximately $1,078,500 due April 17, 2008.

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

At March 31, 2004 and 2003, the estimated fair values of the mortgage notes payable were approximately $39,307,053 and $40,099,970, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.

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

                                       Year Ended March 31,
                              ------------------------------------
                                 2004         2003         2002
                              ----------   ----------   ----------
Partnership management fees   $  252,986   $  240,656   $  245,367
Property management fees         159,865      157,983      149,693
Local administrative fees         20,250       20,250       20,250
General and administrative        95,165       85,781       64,867
Interest                         475,640      378,534      365,789
                              ----------   ----------   ----------

                              $1,003,906   $  883,204   $  845,966
                              ==========   ==========   ==========

The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

During the year ended March 31, 2004, the General Partner and its affiliates advanced $1,956,127 to the Partnership and as of March 31, 2004 and 2003, total advances outstanding are $10,190,654 and $8,234,527, respectively. The advances are unsecured, and bear interest at prime +2% and are due on demand.


NOTE 7 - Local General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in connection with the construction, financing and development of the Apartment
Complexes. Interest is accrued on certain loans made by three of the Local General Partners during the years ended March 31, 2004, 2003 and 2002, respectively. Additionally, during the years ended March 31, 2004, 2003 and 2002, six of the Local Partnerships were managed by a Local General Partner or its affiliates and one Local Partnership was managed by an affiliate of the General Partner and Local General Partner. The costs were:

                       Year Ended March 31,
                  ------------------------------
                    2004       2003       2002
                  --------   --------   --------
Interest          $213,634   $199,058   $213,276
Management fees    417,438    415,046    330,218
                  --------   --------   --------

                  $631,072   $614,104   $543,494
                  ========   ========   ========


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



Due to Local General Partners and affiliates of Local Partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.
Additional voluntary loans during the year ended March 31, 2004 and 2003 of $2,418,647 and $3,137,720, respectively, have been received from the Partnership and Palm Beach Investors, L.P. (Washington Mutual).

At both March 31, 2004 and 2003, development fees of $1,151,510 were payable to various Local General Partners.


NOTE 8 - Quarterly Financial Information (Unaudited)

                      First         Second          Third         Fourth
                     Quarter        Quarter        Quarter        Quarter
                   -----------    -----------    -----------    -----------

Fiscal Year 2004
----------------
Total Revenue      $ 2,499,145    $ 2,545,149    $ 2,596,534    $ 3,118,627
Net loss              (799,405)      (832,173)      (904,421)    (1,263,839)

Fiscal Year 2003
----------------

Total Revenue      $ 2,545,134    $ 2,543,989    $ 2,575,969    $ 3,154,183
Net loss              (749,442)      (655,482)      (663,174)    (1,568,901)

NOTE 9 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2004, the account balances exceeded the FDIC limit.


NOTE 10 -  Commitments and Contingencies

Subsidiary Partnership - Going Concern

Summer Creek Villas Local Partnership
-------------------------------------
Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2003 and 2002, Summer Creek Villas' operations are impeded by the inability to raise rents

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

During 2002, in an effort to improve occupancy, Summer Creek Villas invested funds to improve the physical condition of the property. Such improvements primarily consisted of painting, landscaping, new playgrounds, and individual units fixture and finish replacements.

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in the years 2002, 2003 and 2004, in amount not to exceed $1,500,000 in aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2003 and 2002 under these funding agreements to fund operating deficit's total $2,418,647 and $3,137,720, respectively. Of such amounts, $1,913,331 and $2,409,305 were loaned by the Partnership in 2003 and 2002, respectively.

These loans are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

During 2003 and 2002, the management agent, an affiliate of Summer Creek Villas, was reimbursed by Summer Creek Villas for operating advances, made in the current and prior years, in the form of unreimbursed payroll in the net amount of $720,678. As of December 31, 2003 and 2002, the management agent was due $122,649 and $491,988, respectively. The management agent is not obligated to provide such advances.

As of March 31, 2004 and 2003, the consolidated financial statements include total assets of $29,513,452 and $30,772,961, respectively, total liabilities of $40,265,248 and $38,315,144, respectively, and a minority interest of $2,982,210 and $1,935,146, respectively, attributable to this subsidiary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Registrant, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Registrant's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

The Registrant, the Registrant's General Partner and its members and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors, and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant relied solely on written representations of the General Partner, and its members and certain officers, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company ("RCC") which controls the General Partner has adopted a code of ethics. See http://www.chartermac.com

On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager L.L.C., the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations, as a majority of the General Partner's management team remained unchanged.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

Name                                Position
----                                --------

Alan P. Hirmes                      Member, President and Chief
                                    Executive and Financial Officer

Stuart J. Boesky                    Member, Executive Vice President
                                    and Chief Operating Officer

Denise L. Kiley                     Vice President

Mark J. Schlacter                   Vice President

Marc D. Schnitzer                   Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 49, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of The Related Companies, L.P. ("TRCLP"). Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of TRCLP. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

DENISE L. KILEY, 44, is an Executive Vice President and Chief Underwriter for RCC, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in RCC-sponsored corporate, public and private equity and debt funds. Ms. Kiley is also responsible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable. Ms. Kiley also serves on the Board of Trustees of CharterMac.

MARK J. SCHLACTER, 53, is a Vice President of Mortgage Acquisitions of RCC, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to

June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

MARK D. SCHNITZER, 43, is an Executive Vice President of RCC and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, joined RCC in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 38, joined RCC in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of June 2, 2004, Messrs. Boesky and Hirmes each own directly or beneficially 6.8% of the economic interest in the General Partner. 100% of the voting securities are owned by RCC Manager LLC, which is wholly owned by RCC.

As of June 2, 2004, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 2, 2004, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Reznick, Fedder and Silverman and their respective affiliates (collectively, "Reznick") for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q for those years were $25,000 and $25,000, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $27,500 and $25,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1. Financial Statements

         Report of Independent Registered Public Accounting Firm          14

         Consolidated Balance Sheets as of March 31, 2004 and 2003        32

         Consolidated Statements of Operations for the years ended
         March 31, 2004, 2003 and 2002                                    33

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the years ended March 31, 2004,  2003 and 2002     34

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2004, 2003 and 2002                                    35

         Notes to Consolidated Financial Statements                       36

(a) 2.   Financial Statement Schedules and Report of Independent
         -------------------------------------------------------
         Registered Public Accounting Firm on Schedules
         ----------------------------------------------

         Report of Independent Registered Public Accounting Firm
         on Schedules                                                     56

         Schedule III - Real Estate and Accumulated Depreciation          57

         All other  schedules have been omitted because they are not
         required or because  the  required   information  is  conta-
         ined  in  the  financial statements or notes thereto.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a)3.    Exhibits
         --------

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

(3.4) Certificate of Limited Partnership as filed on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21, 1989*

(3.5)    Amendment to Certificate of Limited Partnership dated October
         1, 1997***

(10.1) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

(10.2)   Form of Amended and Restated Agreement of Local Limited
         Partnership of Local Partnerships**

(21)     Subsidiaries  of the Registrant - the Local  Partnerships
         set forth in Item 2 may be considered  subsidiaries  of the
         Registrant.                                                      50

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).      53

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b)
         and Section  1350 of Title 18 of the United  States Code (18
         U.S.C. 1350).                                                    55

(99.1)   Balance Sheet and Report of Independent Registered Public
         Accounting Firm                                                  59

(b)      Reports on Form 8-K

         Current report on Form 8-K dated April 28, 1999 was filed on May 13, 1999 relating to the change in Registrant's acco-untant.

         *Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (No. 33-28571) and inco-rporated herein by reference.

         **Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-11 Registration Statement (No. 33-28571) and incor-porated herein by reference.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)



                               By:  RCC PARTNERS 96, L.L.C.,
                                    General Partner



Date:  June 15, 2004                By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Member, President and Chief
                                        Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                            Title                         Date
--------------------    ----------------------------------------   -------------

                        Member and President
                        (Chief  Executive and Financial Officer)
/s/ Alan P. Hirmes      of RCC Partners 96., L.L.C.
------------------
Alan P. Hirmes                                                     June 15, 2004

                        Member and Executive Vice President
                        (Chief Operating Officer)
/s/ Stuart J. Boesky    of RCC Partners 96., L.L.C.
--------------------
Stuart J. Boesky                                                   June 15, 2004


                        Treasurer
/s/ Glenn F. Hopps      (Chief Accounting Officer)
------------------
Glenn F. Hopps          of  RCC Partners 96., L.L.C.               June 15, 2004

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.



                           By:/s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes
                              Chief Executive Officer and
                              Chief Financial Officer
                              June 15, 2004

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Annual Report of Patriot Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 15, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries


In connection with our audit of the consolidated financial statements of Patriot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 2004. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
May 14, 2004

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2004

                                                 Initial Cost to Partnership        Costs Capitalized
                                                 ---------------------------   Subsequent to Acquisition (7)
                                                                Buildings and  -----------------------------
                                  Emcumbrances      Land        Improvements   Improvements  Carrying Costs
                                  ------------   -----------    ------------   ------------  --------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                     $ 4,519,054    $   107,237    $   965,136    $ 4,053,296    $   185,180
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                         5,675,068        807,071      1,388,350      9,277,084         67,728
Diamond Street Venture (3)
  Philadelphia, PA                  2,891,356          9,729        234,465      2,395,124        273,218
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                     1,183,317         63,329      1,816,598        259,945         66,552
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                     3,109,436        553,841      3,690,150      3,544,302        316,368
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL              23,793,641      2,396,876     10,578,563     25,980,637      1,876,795
Brookland Park Plaza L.P. (1)
  Richmond, VA                      2,317,981         50,000        109,850      5,913,667        376,165
Compton Townhouses L.P. (1)
  Cincinnati, OH                    1,207,265         17,550        476,708      1,924,498         28,203
                                  -----------    -----------    -----------    -----------    -----------


                                  $44,697,118    $ 4,005,633    $19,259,820    $53,348,553    $ 3,190,209
                                  ===========    ===========    ===========    ===========    ===========


                                                Gross Amounts
                                    at which Carried At Closed Period (5)
                                  -----------------------------------------
                                                Buildings and                  Accumulated
                                     Land        Improvements      Total       Depreciation
                                  -----------    ------------   -----------    ------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                     $   107,237    $ 5,203,612    $ 5,310,849    $ 2,377,516
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                           807,071     10,733,162     11,540,233      3,664,962
Diamond Street Venture (3)
  Philadelphia, PA                      9,729      2,902,807      2,912,536      1,386,440
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                        63,329      2,143,095      2,206,424        768,651
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                       553,841      7,550,820      8,104,661      2,572,811
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL               2,396,876     38,435,995     40,832,871     13,146,822
Brookland Park Plaza L.P. (1)
  Richmond, VA                         50,000      6,399,682      6,449,682      3,105,197
Compton Townhouses L.P. (1)
  Cincinnati, OH                       17,550      2,429,409      2,446,959      1,349,976
                                  -----------    -----------    -----------    -----------


                                  $ 4,005,633    $75,798,582    $79,804,215    $28,372,375
                                  ===========    ===========    ===========    ===========


                                                               Life on which
                                                              Depreciation in
                                     Date                      Latest income
                                  Construction      Date       Statements are
                                   Completed      Acquired        Computed
                                   ---------      --------    ----------------
Apartment Complexes:

RMB Limited Partnership
  (Hubbard's Ridge) (1)
  Garland, TX                        5/90           12/89            30
Cutler Canal II
  Associates, Ltd. (2)
  Miami, FL                          1/91           1/90             40
Diamond Street Venture (3)
  Philadelphia, PA                   12/90          1/90             40
Papillion Heights
  Apartments L.P. (1)
  Papillion, NE                      12/90          4/90             40
Hill Top Homes
  Apartments L.P. (1)
  Arlington, TX                      12/90          6/90             40
Palm Beach Apartments Ltd, (1)
  (Summer Creek Villas)
  West Palm Beach, FL                8/91           6/90             40
Brookland Park Plaza L.P. (1)
  Richmond, VA                       12/90          7/90           27.5
Compton Townhouses L.P. (1)
  Cincinnati, OH                     6/92           1/92             40


(1) First mortgage
(2) Includes  first and second  mortgages
(3) Includes first, second and third mortgages
(4) At March 31, 2004, the Registrant holds a 66.5% interest in the Local Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 2002 is $80,614,671.
(6) The Registrant believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2004

                                    Cost of Property and Equipment              Accumulated Depreciation
                               ---------------------------------------   ---------------------------------------
                                                            Year  Ended March 31,
                               ---------------------------------------------------------------------------------
Note A - Reconciliation           2004          2003          2002          2004          2003          2002
-----------------------        -----------   -----------   -----------   -----------   -----------   -----------
Balance at beginning of year   $79,751,979   $79,712,791   $79,649,910   $26,237,792   $24,091,263   $21,934,135
Additions during year:
Improvements                        52,236        39,188        62,881
Depreciation expense (1)                                                   2,134,583     2,146,529     2,157,128
                               -----------   -----------   -----------   -----------   -----------   -----------

Balance at close of year       $79,804,215   $79,751,979   $79,712,791   $28,372,375   $26,237,792   $24,091,263
                               ===========   ===========   ===========   ===========   ===========   ===========


(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.

                                                                    Exhibit 99.1

















                                BALANCE SHEET AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             RCC PARTNERS 96, L.L.C.

                                 MARCH 31, 2004

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
RCC Partners 96, L.L.C.

We have audited the accompanying balance sheet of RCC Partners 96, L.L.C. as of March 31, 2004. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of RCC Partners 96, L.L.C. as of March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



Bethesda, Maryland
May 14, 2004

                             RCC Partners 96, L.L.C.

                                  BALANCE SHEET

                                 March 31, 2004




                                     ASSETS



Investment in limited partnership                                      $       0
Due from limited partnership                                             914,436
                                                                       ---------

                                                                       $ 914,436
                                                                       =========

                         LIABILITIES AND MEMBERS' EQUITY



Due to affiliate                                                       $ 914,436
Members' equity                                                                0
                                                                       ---------

                                                                       $ 914,436
                                                                       =========






















        The accompanying notes are an integral part of this balance sheet

                             RCC Partners 96, L.L.C.

                             NOTES TO BALANCE SHEET

                                 March 31, 2004


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

On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of the Company. Pursuant to the acquisition, CharterMac acquired controlling interests in the Company. This acquisition did not affect Patriot or its day-to-day operations, as the majority of the Company's management team remained unchanged.

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

                                 March 31, 2004



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

NOTE B - RELATED PARTY TRANSACTIONS

Due to/from affiliates
----------------------

As of March 31, 2004, Patriot owes the Company $914,436 for partnership management fees pursuant to the Limited Partnership Agreement. The Company owes $914,436 to their affiliates as of March 31, 2004.

NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP

On October 1, 1997, the Company was admitted as the general partner in Patriot Tax Credit Properties, L.P. which was formed to invest as a limited partner in other partnerships owning apartment complexes that are eligible for the low-income housing tax credit or the rehabilitation tax credit.

The investment in Limited Partnership is as follows:

General Partner capital
     at December 31, 2003                                            $  705,618

Less: Adjustment to estimated realizable value                         (705,618)
                                                                     ----------

Balance - March 31, 2004                                             $        0
                                                                     ==========

                             RCC Partners 96, L.L.C.

                                 March 31, 2004


NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP (continued)

The summarized consolidated balance sheet at March 31, 2004 and the summarized consolidated statement of operations for the year then ended for Patriot Tax Credit Properties, L.P. are as follows:

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
INVESTMENT IN PROPERTY                                             $ 51,431,840

OTHER ASSETS
     Cash and cash equivalents                                        1,216,053
     Cash and cash equivalents, held in escrow                        1,222,301
     Deferred financing costs, net                                    1,302,170
     Other assets                                                       383,808
                                                                   ------------

Total assets                                                       $ 55,556,172
                                                                   ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
     Mortgage notes payable                                        $ 44,697,118
     Accrued interest payable                                         2,180,744
     Other accrued expenses and liabilities                           2,200,263
     Due to general partners and affiliates of local partnerships     6,378,776
     Development fees payable                                         1,151,510
     Real estate taxes payable                                          174,018
     Due to general partners and its affiliates                      10,190,654
                                                                   ------------

Total liabilities                                                    66,973,083
                                                                   ------------

Minority interest in local partnerships                              (2,796,249)
                                                                   ------------

Partners' capital (deficit)
     Limited partners (38,125 BUC$ issued and outstanding)           (9,326,280)
     General partner (1 BUC$ issued and outstanding)                    705,618
                                                                   ------------

Total partners' capital (deficit)                                    (8,620,662)
                                                                   ------------

Total liabilities and partners' capital (deficit)                  $ 55,556,172
                                                                   ============

                             RCC Partners 96, L.L.C.

                                 March 31, 2004


NOTE C - INVESTMENT IN LIMITED PARTNERSHIP (continued)

                      CONSOLIDATED STATEMENT OF OPERATIONS

Revenues
     Rental income                                                $   9,876,634
     Other income                                                       870,728
     Interest income                                                     12,093
                                                                  -------------

                                                                     10,759,455

Expenses
     Interest                                                         4,755,090
     Depreciation and amortization                                    2,440,364
     Operating and other                                                921,634
     Taxes and insurance                                              1,501,816
     Repairs and maintenance                                          2,483,200
     General and administrative                                       2,837,480
     Property management fees                                           431,166
     Partnership management fees                                        237,464
                                                                  -------------

     Total expenses                                                  15,608,214
                                                                  -------------

Loss before minority interest                                        (4,848,759)
Minority interest in loss of local partnership                        1,048,921
                                                                  -------------

Net loss                                                          $  (3,799,838)
                                                                  =============

NOTE D - CONTINGENCIES

The Company is contingently liable for all debts, liabilities and other obligations of Patriot Tax Credit Properties L.P. to the extent not paid by the partnership.