Form 10-Q
period 2004-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2004-08-04
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                                       N/A
                        ---------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

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
                                    CONDITION

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Investment in property:

Land                                               $  4,005,633    $  4,005,633
Buildings and improvements                           75,798,582      75,798,582
Accumulated depreciation                            (28,906,817)    (28,372,375)
                                                   ------------    ------------
Net investment in property                           50,897,398      51,431,840
                                                   ------------    ------------

Cash and cash equivalents                             1,223,431       1,216,053
Cash and cash equivalents
  held in escrow                                      1,222,457       1,222,301
Deferred financing costs, net
  of accumulation of $4,092,882
  and $4,019,979                                      1,229,267       1,302,170
Other assets                                            598,496         383,808
                                                   ------------    ------------

Total assets                                       $ 55,171,049    $ 55,556,172
                                                   ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION
                                   (continued)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                           $ 44,528,841    $ 44,697,118
  Accrued interest payable                            2,470,683       2,180,744
  Other accrued expenses
   and liabilities                                    2,052,745       2,200,263
  Due to Local General Partners and
   affiliates of Local Partnerships                   6,327,812       6,378,776
  Development fees payable                            1,151,510       1,151,510
  Real estate taxes payable                             159,840         174,018
  Due to General Partner and
   its affiliates                                    10,985,732      10,190,654
                                                   ------------    ------------

Total liabilities                                    67,677,163      66,973,083
                                                   ------------    ------------

Minority interest in local
  partnerships                                       (3,023,990)     (2,796,249)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                          (10,183,435)     (9,326,280)

  General partner (1 BUC$
   issued and outstanding)                              701,311         705,618
                                                   ------------    ------------

Total partners' capital (deficit)                    (9,482,124)     (8,620,662)
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 55,171,049    $ 55,556,172
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    2004               2003
                                                 ------------------------------
Revenues
Rental income                                    $ 2,409,922        $ 2,335,076
Other income                                         179,255            161,718
Interest income                                          671              2,351
                                                 -----------        -----------

                                                   2,589,848          2,499,145
                                                 -----------        -----------

Expenses
Interest                                           1,199,250          1,197,963
Depreciation and amortization                        607,345            610,577
Operating and other                                  215,357            203,720
Taxes and insurance                                  380,434            342,839
Repairs and maintenance                              623,839            514,265
General and administrative                           504,849            501,640
Partnership management fees                           59,014             59,014
Property management fees                              88,963             89,574
                                                 -----------        -----------

Total expenses                                     3,679,051          3,519,592
                                                 -----------        -----------

Loss before minority interest                     (1,089,203)        (1,020,447)

Minority interest in loss of
  local partnerships                                 227,741            221,042
                                                 -----------        -----------

Net loss                                         $  (861,462)       $  (799,405)
                                                 ===========        ===========

Net loss - limited partners                      $  (857,155)       $  (795,408)
                                                 ===========        ===========

Number of limited partnership
  units outstanding                                   38,125             38,125
                                                 ===========        ===========

Net loss per limited
  partnership unit                               $    (22.48)       $    (20.86)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                      Limited          General
                       Total          Partners         Partner          BUC$
                    ------------    ------------    ------------    ------------
Partners' capital
  (deficit) -
  April 1, 2004     $ (8,620,662)   $ (9,326,280)   $    705,618          38,126

Net loss - Three
  Months ended
  June 30, 2004         (861,462)       (857,155)         (4,307)              0
                    ------------    ------------    ------------    ------------

Partners' capital
  (deficit) -
  June 30, 2004     $ (9,482,124)   $(10,183,435)   $    701,311          38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $  (861,462)     $  (799,405)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash used in operating
  activities:

Depreciation and amortization                          607,345          610,577
Minority interest in loss of
  local partnerships                                  (227,741)        (221,042)
(Increase) decrease in cash held
  in escrow                                               (156)           9,757
Decrease in real estate taxes payable                  (14,178)         (47,938)
Increase in accrued interest payable                   289,939           78,718
Increase in other assets                              (214,687)        (286,952)
(Decrease) increase in other liabilities              (147,519)         172,528
Increase in partnership management
  fees                                                  59,014           59,014
Increase in public funds payable                        19,079           15,489
Increase in asset management fee                         4,022            7,480
                                                   -----------      -----------
Total adjustments                                      375,118          397,631
                                                   -----------      -----------
Net cash used in operating activities                 (486,344)        (401,774)
                                                   -----------      -----------

Cash flows from investing activities:
Investment in property                                       0          (12,076)
                                                   -----------      -----------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------


Cash flows from financing activities:
Payments of mortgage notes                            (168,277)        (252,900)
Distribution to minority interest                            0             (423)
Advances from General Partner                          712,963          627,125
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates                          181,756          366,432
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                      (232,720)               0
                                                   -----------      -----------
Net cash provided by financing
  activities                                           493,722          740,234
                                                   -----------      -----------

Net increase in cash and
  cash equivalents                                       7,378          326,384

Cash and cash equivalents at
  beginning of period                                1,216,053        1,344,954
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 1,223,431      $ 1,671,338
                                                   ===========      ===========

Supplemental disclosure of
  cash flow information:

Non-cash Financing activity:

Interest paid                                      $   909,311      $ 1,119,245
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


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

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. Occupancy rates are as of March 31, 2004.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004, the results of operations and cash flows for the three months ended June 30, 2004 and 2003. However, the operating results and cash flows for the three months ended June 30, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


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

                                                          Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                         2004             2003
                                                       -------------------------
Partnership Management fees (a)                        $ 59,014         $ 59,014
Property Management fees                                 27,498           27,380
Local administrative fees                                 5,062            5,062
General and administrative                               23,101           22,969
Interest (b)                                            137,455          121,122
                                                       --------         --------
                                                       $252,130         $235,547
                                                       ========         ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $960,000 and $901,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively.

As of June 30, 2004, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the three months ended June 30, 2004, the General Partner and its affiliates advanced $795,078 to the Partnership and as of June 30, 2004 and March 31, 2004, total advances outstanding are $10,985,732 and $10,190,654, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Housing Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of June 30, 2004, there was approximately $270,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the three months ended June 30, 2004, cash and cash equivalents of the Partnership and its eight Local Partnerships increased approximately $7,000. The increase is primarily attributable to advances from General Partner ($713,000) which exceeded payments of mortgage notes ($168,000), a net decrease in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($51,000) and cash used in operating activities ($486,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $607,000.

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

Summer Creek Villas Local Partnership ("Summer Creek Villas")
-------------------------------------------------------------

Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2003 and 2002, Summer Creek Villas' operations are impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through June 30, 2004 to fund operating deficits total $12,663,656 and are comprised of $9,163,656 from the Partnership (which was eliminated in consolidation) and $3,500,000 from the Class C limited partner.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three month period ended June 30, 2004. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $73,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to rental rate increases.

Other income increased approximately $18,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to an increase in late fee income at one Local Partnership.

Total expenses, excluding taxes and insurance and repairs and maintenance, remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Taxes and insurance increased approximately $38,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

Repairs and maintenance increased approximately $110,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to an increase in maintenance contracts and supplies at one Local
Partnership and an increase in carpet and appliance replacement at a second Local Partnership.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                               March 31,
                                                       -------------------------
                                                         2004             2003
                                                       -------------------------
Property

Hubbard's Ridge                                             76%              90%
Cutler Canal II                                            100               99
Diamond Street                                              90               96
Papillion Heights                                           85               83
Hill Top Homes                                              87               73
Summer Creek Villas                                         95               93
Brookland Park Plaza                                        96               96
Compton Townhouses                                          97              100

(Occupancies are calculated by dividing occupied units by total available units.)

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                                By: RCC PARTNERS 96, L.L.C.,
                                    General Partner

Date: August 4, 2004

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Member, President and
                                        Chief Executive and
                                        Financial Officer
Date: August 4, 2004


                                    By: /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps
                                        Treasurer and
                                        Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: August 4, 2004
               --------------

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 Chief Executive Officer and
                                 Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     August 4, 2004