Form 10-Q
period 2004-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2004-11-09
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
- ------    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004

                                       OR

          TRANSITION  REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
- ------    EXCHANGE ACT OF 1934

                         Commission File Number 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               13-3519080
- -------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                               10022
- ----------------------------------------                         --------------
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
Yes     X      No
     -------       --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes            No      X
     -------       --------

                         PART I - Financial Information

Item 1. Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                                 ============    ============
                                                 September 30,     March 31,
                                                     2004            2004
                                                 ------------    ------------
                                                 (Unaudited)
ASSETS
Investment in property:

Land                                             $  4,005,633    $  4,005,633
Buildings and improvements                         75,798,582      75,798,582
Accumulated depreciation                          (29,436,579)    (28,372,375)
                                                 ------------    ------------
Net investment in property                         50,367,636      51,431,840
                                                 ------------    ------------

Cash and cash equivalents                             814,873       1,216,053
Cash and cash equivalents
  held in escrow                                    1,300,492       1,222,301
Deferred financing costs, net
  of accumulation of $4,165,249
  and $4,019,979                                    1,156,900       1,302,170
Other assets                                          609,367         383,808
                                                 ------------    ------------

Total assets                                     $ 54,249,268    $ 55,556,172
                                                 ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION
                                   (continued)

                                                 ============    ============
                                                 September 30,     March 31,
                                                     2004            2004
                                                 ------------    ------------
                                                 (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                         $ 44,263,388    $ 44,697,118
  Accrued interest payable                          2,314,354       2,180,744
  Other accrued expenses
   and liabilities                                  2,333,869       2,200,263
  Due to Local General Partners and
   affiliates of Local Partnerships                 6,593,754       6,378,776
  Development fees payable                          1,151,510       1,151,510
  Real estate taxes payable                           251,595         174,018
  Due to General Partner and
   its affiliates                                  10,979,964      10,190,654
                                                 ------------    ------------

Total liabilities                                  67,888,434      66,973,083
                                                 ------------    ------------

Minority interest in local
  partnerships                                     (3,274,483)     (2,796,249)
                                                 ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                        (11,061,581)     (9,326,280)

  General partner (1 BUC$
   issued and outstanding)                            696,898         705,618
                                                 ------------    ------------

Total partners' capital (deficit)                 (10,364,683)     (8,620,662)
                                                 ------------    ------------

Total liabilities and partners'
  capital (deficit)                              $ 54,249,268    $ 55,556,172
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             ==========================    ==========================
                                 Three Months Ended             Six Months Ended
                                    September 30,                 September 30,
                             --------------------------    --------------------------
                                2004           2003           2004           2003
                             --------------------------    --------------------------
Revenues
Rental income                $ 2,466,590    $ 2,369,501    $ 4,876,512    $ 4,704,577
Other income                     199,717        173,715        378,972        335,433
Interest income                    3,835          1,933          4,506          4,284
                             -----------    -----------    -----------    -----------
                               2,670,142      2,545,149      5,259,990      5,044,294
                             -----------    -----------    -----------    -----------

Expenses
Interest                       1,216,699      1,213,210      2,415,949      2,411,173
Depreciation and
  amortization                   602,129        564,652      1,209,474      1,175,229
Operating and other              198,469        187,631        413,826        391,350
Taxes and
  insurance                      367,526        341,993        747,960        684,832
Repairs and
  maintenance                    730,842        680,310      1,354,681      1,194,576
General and
  administrative                 539,397        489,883      1,044,246        991,523
Partnership
  management fees                 59,718         59,718        118,732        118,732
Property
  management fees                 88,414         88,018        177,377        177,592
                             -----------    -----------    -----------    -----------
                               3,803,194      3,625,415      7,482,245      7,145,007
                             -----------    -----------    -----------    -----------

Loss before minority
  interest                    (1,133,052)    (1,080,266)    (2,222,255)    (2,100,713)
Minority interest
  in loss of
  local partnerships             250,493        248,093        478,234        469,135
                             -----------    -----------    -----------    -----------

Net loss                     $  (882,559)   $  (832,173)   $(1,744,021)   $(1,631,578)
                             ===========    ===========    ===========    ===========

Net loss - limited
  partners                   $  (878,146)   $  (828,012)   $(1,735,301)   $(1,623,420)
                             ===========    ===========    ===========    ===========

Number of
  limited partnership
  units outstanding               38,125         38,125         38,125         38,125
                             ===========    ===========    ===========    ===========

Net loss per limited
  partnership unit           $    (23.03)   $    (21.72)   $    (45.51)   $    (42.58)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                         Limited         General
                          Total          Partners        Partner           BUC$
                       ------------    ------------    ------------    ------------
Partners' capital
  (deficit) -
  April 1, 2004        $ (8,620,662)   $ (9,326,280)   $    705,618          38,126

Net loss - Six
  Months ended
  September 30, 2004     (1,744,021)     (1,735,301)         (8,720)              0
                       ------------    ------------    ------------    ------------

Partners' capital
  (deficit) -
  September 30, 2004   $(10,364,683)   $(11,061,581)   $    696,898          38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               ==========================
                                                   Six Months Ended
                                                      September
                                               --------------------------
                                                   2004           2003
                                               --------------------------
Cash flows from operating activities:
Net loss                                       $(1,744,021)   $(1,631,578)
                                               -----------    -----------
Adjustments to reconcile net loss
  to net cash used in operating activities:

Depreciation and amortization                    1,209,474      1,175,229
Minority interest in loss of
  local partnerships                              (478,234)      (469,135)
Increase in cash held in escrow                    (78,191)      (104,769)
Increase in real estate taxes payable               77,577         41,713
Increase in accrued interest payable               133,610        163,614
Increase in other assets                          (225,559)      (168,010)
Increase in accrued expenses and liabilities       133,606        193,107
Increase in partnership management
  fees payable                                     118,732        118,732
(Decrease) increase in public funds
  payable                                          (12,023)        26,981
(Decrease) increase in asset manage-
  ment fee payable                                 (57,237)        19,365
                                               -----------    -----------

Total adjustments                                  821,755        996,827
                                               -----------    -----------
Net cash used in operating activities             (922,266)      (634,751)
                                               -----------    -----------

Cash flows from investing activities:
Investment in property                                   0        (30,833)
                                               -----------    -----------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                               ==========================
                                                   Six Months Ended
                                                      September
                                               --------------------------
                                                   2004           2003
                                               --------------------------
Cash flows from financing activities:
Payments of mortgage notes                        (433,730)      (488,595)
Distribution to minority interest                        0           (424)
Advances from General Partner                      739,838        890,581
Advances from local limited partner                      0        505,316
Increase in due to Local General
  Partners and affiliates of
  Local Partnerships, General
  Partners and its affiliates                      433,228        326,583
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                                  (218,250)             0
                                               -----------    -----------
Net cash provided by financing
  activities                                       521,086      1,233,461
                                               -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                     (401,180)       567,877

Cash and cash equivalents at
  beginning of period                            1,216,053      1,344,954
                                               -----------    -----------

Cash and cash equivalents at
  end of period                                $   814,873    $ 1,912,831
                                               ===========    ===========

Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

Interest paid                                  $ 2,282,339    $ 2,247,559
                                               ===========    ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 8 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a Limited Partner. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. Occupancy rates are as of June 30, 2004.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004, the results of operations for the three and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and 2003. However, the operating results and cash flows for the six months ended September 30, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


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

                        Three Months Ended    Six Months Ended
                           September 30,         September 30,
                       --------------------  -------------------
                         2004       2003       2004       2003
                       --------------------  -------------------
Partnership Manage-
  ment fees (a)        $ 59,718   $ 59,718   $118,732   $118,732
Property Management
  fees                   27,498     27,379     54,996     54,759
Local administrative
  fees                    5,063      5,063     10,125     10,125
General and
  administrative         33,563     23,376     56,664     46,345
Interest (b)            147,082    120,220    284,537    241,342
                       --------   --------   --------   --------
                       $272,924   $235,756   $525,054   $471,303
                       ========   ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,020,000 and $901,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively.

As of September 30, 2004, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the six months ended September 30, 2004, the General Partner and its affiliates advanced $789,310 to the Partnership and as of September 30, 2004 and March 31, 2004, total advances outstanding are $10,979,964 and $10,190,654, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of September 30, 2004, there was approximately $115,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the six months ended September 30, 2004, cash and cash equivalents of the Partnership and its eight Local Partnerships decreased approximately $401,000. The decrease is primarily attributable to payments of mortgage notes ($434,000) and cash used in operating activities ($922,000) which exceeded advances from General Partner ($740,000) and a net increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($215,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,209,000.

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

Summer Creek Villas Local Partnership ("Summer Creek Villas")
- -------------------------------------------------------------

Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2004 and 2003, Summer Creek Villas' operations are impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through September 30, 2004 to fund operating deficits total $12,663,656 and are comprised of $9,163,656 from the Partnership (which was eliminated in consolidation) and $3,500,000 from the Class C limited partner.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the Form 10-K and above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

RMB Limited Partnership ("Hubbard's Ridge")
- -------------------------------------------

Hubbard's Ridge has experienced a decline in occupancy over the last year due to a decline in general economic conditions. Hubbard's Ridge is located in an area where there have been business closures as well as declines in most segments of the economy. At the same time, the residential housing market in the area is over built, with a new 1100 unit complex built nearby last year. As such, reduced rents and concessions are being offered throughout the market to attract renters. Hubbard's Ridge intends to stay competitive with the market and has lowered rents, but occupancy has not rebounded. Hubbard's Ridge expects occupancy to rebound over the next 12 months if its marketing strategies are successful.The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies
- ----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

Property and Equipment
- ----------------------

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

Income Taxes
- ------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Results of Operations
- ---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and six month periods ended September 30, 2004. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased approximately $97,000 and $172,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Other income increased approximately $26,000 and $44,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in late fee income at one Local Partnership and a fee adjustment to reverse late fee charges in the prior year at a second Local Partnership.

Total expenses, excluding repairs and maintenance and general and administrative, remained fairly consistent with an increase of approximately 3% for both the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003.

Repairs and maintenance increased approximately $51,000 and $160,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in unit rehabilitation costs and grounds costs at one Local Partnership and an increase in cleaning and maintenance salaries, decorating contracts and repairs supplies at a second Local Partnership.

General and administrative increased approximately $50,000 and $53,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003 primarily due to an increase in leasing salaries, payroll taxes and legal expenses at one Local Partnership.

Property Information
- --------------------

Occupancies at the properties were as follows:

                                                  June 30,
                                             -------------------
                                               2004       2003
                                             -------------------
Property

Hubbard's Ridge                                 77%        90%
Cutler Canal II                                 96         99
Diamond Street                                  96         98
Papillion Heights                               77         85
Hill Top Homes                                  91         67
Summer Creek Villas                             96         93
Brookland Park Plaza                            94         94
Compton Townhouses                              97         95

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

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

       (3.3) Form of Amended and Restated Agreement of Limited Partnership (included in Prospectus as Exhibit A)
(2)

       (3.4) Certificate of Limited Partnership as filed on May 3, 1989 and Amendments thereto dated May 25, 1989 and June 21, 1989 (1)

       (3.5) Amendment to Certificate of Limited Partnership dated October 1, 1997 (3)

       (10.1)  Form  of  Purchase   and  Sale   Agreement   pertaining   to  the
Partnership's Acquisition of Local
Partnership Interests (2)

       (10.2)  Form  of  Amended  and  Restated   Agreement  of  Local   Limited
Partnership of Local Partnerships (2)

       (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                               By: RCC PARTNERS 96, L.L.C.,
                                   General Partner

Date: November 9, 2004

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Member, President and Chief
                                       Executive and Financial Officer
Date: November 9, 2004


                                   By: /s/ Glenn F. Hopps
                                       ------------------
                                       Glenn F. Hopps
                                       Treasurer and
                                       Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: November 9, 2004
               ----------------

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Chief Executive Officer and Chief Financial Officer
     November 9, 2004