Form 10-Q
period 2004-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2005-02-01
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES


For the quarterly period ended December 31, 2004

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

                                       N/A
                       -----------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes          No    X
    -------     -------

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Investment in property:


Land                                               $  4,005,633    $  4,005,633
Buildings and improvements                           75,817,774      75,798,582
Accumulated depreciation                            (29,974,900)    (28,372,375)
                                                   ------------    ------------
Net investment in property                           49,848,507      51,431,840
                                                   ------------    ------------


Cash and cash equivalents                               895,759       1,216,053
Cash and cash equivalents
  held in escrow                                      1,664,682       1,222,301
Deferred financing costs, net
  of accumulation of $4,237,213
  and $4,019,979                                      1,084,936       1,302,170
Other assets                                            589,960         383,808
                                                   ------------    ------------

Total assets                                       $ 54,083,844    $ 55,556,172
                                                   ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                           $ 44,087,331    $ 44,697,118
  Accrued interest payable                            2,539,257       2,180,744
  Other accrued expenses
   and liabilities                                    2,116,322       2,200,263
  Due to Local General Partners and
   affiliates of Local Partnerships                   7,360,151       6,378,776
  Development fees payable                            1,151,510       1,151,510
  Real estate taxes payable                             343,050         174,018
  Due to General Partner and
   its affiliates                                    11,328,296      10,190,654
                                                   ------------    ------------

Total liabilities                                    68,925,917      66,973,083
                                                   ------------    ------------

Minority interest in local
  partnerships                                       (3,527,994)     (2,796,249)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$
   issued and outstanding)                          (12,006,230)     (9,326,280)

  General partner (1 BUC$
   issued and outstanding)                              692,151         705,618
                                                   ------------    ------------

Total partners' capital (deficit)                   (11,314,079)     (8,620,662)
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 54,083,844    $ 55,556,172
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        ============================    ============================
                             Three Months Ended               Nine Months Ended
                                 December 31,                    December 31,
                        ----------------------------    ----------------------------
                            2004            2003            2004            2003
                        ----------------------------    ----------------------------
Revenues
Rental income           $  2,341,310    $  2,363,809    $  7,217,822    $  7,068,386
Other income                 200,845         230,654         579,817         566,087
Interest income                1,791           2,071           6,297           6,355
                        ------------    ------------    ------------    ------------
                           2,543,946       2,596,534       7,803,936       7,640,828
                        ------------    ------------    ------------    ------------

Expenses
Interest                   1,237,706       1,245,076       3,653,655       3,656,249
Depreciation and
  amortization               610,285         658,364       1,819,759       1,833,593
Operating and other          232,675         197,813         646,501         589,163
Taxes and
  insurance                  376,846         278,854       1,124,806         963,686
Repairs and
  maintenance                644,203         629,130       1,998,884       1,823,706
General and
  administrative             496,139         578,260       1,540,385       1,569,783
Partnership
  management fees             59,718          59,718         178,450         178,450
Property
  management fees             89,281         102,833         266,658         280,425
                        ------------    ------------    ------------    ------------
                           3,746,853       3,750,048      11,229,098      10,895,055
                        ------------    ------------    ------------    ------------

Loss before minority
  interest                (1,202,907)     (1,153,514)     (3,425,162)     (3,254,227)

Minority interest
  in income of
  local partnerships         253,511         249,093         731,745         718,228
                        ------------    ------------    ------------    ------------

Net loss                $   (949,396)   $   (904,421)   $ (2,693,417)   $ (2,535,999)
                        ============    ============    ============    ============

Net loss - limited
  partners              $   (944,649)   $   (899,899)   $ (2,679,950)   $ (2,523,319)
                        ============    ============    ============    ============

Number of
  limited partnership
  units outstanding           38,125          38,125          38,125          38,125
                        ============    ============    ============    ============

Net loss per limited
  partnership unit      $     (24.78)   $     (23.60)   $     (70.29)   $     (66.18)
                        ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                        Limited         General
                         Total          Partners        Partner            BUC$
                      ------------    ------------    ------------    ------------
Partners' capital
  (deficit) -
  April 1, 2004       $ (8,620,662)   $ (9,326,280)   $    705,618          38,126

Net loss - Nine
  Months ended
  December 31, 2004     (2,693,417)     (2,679,950)        (13,467)              0
                      ------------    ------------    ------------    ------------

Partners' capital
  (deficit) -
  December 31, 2004   $(11,314,079)   $(12,006,230)   $    692,151          38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        ==========================
                                             Nine Months Ended
                                                December 31,
                                        --------------------------
                                           2004            2003
                                        --------------------------
Cash flows from operating activities:
Net loss                                $(2,693,417)   $(2,535,999)
                                        -----------    -----------
Adjustments to reconcile net loss
  to net cash used in
  operating activities:

Depreciation and amortization             1,819,759      1,833,593
Minority interest in loss of
  local partnerships                       (731,745)      (718,228)
Increase in cash held in escrow            (442,381)      (469,414)
Increase in real estate taxes payable       169,032        124,973
Increase in accrued interest payable        358,513         91,876
Increase in other assets                   (206,152)      (164,852)
Decrease in other liabilities               (83,942)      (217,824)
Increase in partnership management
  fees                                      178,450        178,450
Increase in public funds payable             20,036            126
(Decrease) increase in asset manage-
  ment fee                                  (52,507)        23,295
                                        -----------    -----------
Total adjustments                         1,029,063        681,995
                                        -----------    -----------
Net cash used in operating activities    (1,664,354)    (1,854,004)
                                        -----------    -----------

Cash flows from investing activities:
Investment in property                      (19,192)       (38,289)
                                        -----------    -----------

Cash flows from financing activities:
Payments of mortgage notes                 (609,787)      (643,237)
Distribution to minority interest                 0           (424)
Advances from General Partner               991,663      1,767,088
Advances from local limited partner               0        505,316

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                        ==========================
                                             Nine Months Ended
                                                December 31,
                                        --------------------------
                                           2004            2003
                                        --------------------------
Increase in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                          1,194,337        734,435
Decrease in due to Local General
  Partners and affiliates of Local
  Partnerships, General Partner and
  its affiliates                           (212,961)             0
                                        -----------    -----------
Net cash provided by
  financing activities                    1,363,252      2,363,178
                                        -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                         (320,294)       470,885

Cash and cash equivalents at
  beginning of period                     1,216,053      1,344,954
                                        -----------    -----------

Cash and cash equivalents at
  end of period                         $   895,759    $ 1,815,839
                                        ===========    ===========

Supplemental disclosure of
  cash flow information:

Non-cash financing activity:

Interest paid                           $ 3,295,142    $ 3,564,373
                                        ===========    ===========


See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)


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

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. Occupancy rates are as of September 30, 2004.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and 2003. However, the operating results and cash flows for the nine months ended December 31, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)


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

                       Three Months Ended     Nine Months Ended
                           December 31,          December 31,
                       -------------------   -------------------
                         2004       2004       2004       2003
                       -------------------   -------------------
Partnership Manage-
  ment fees (a)        $ 59,718   $ 59,718   $178,450   $178,450
Property Management
  fees                   28,998     25,962     83,994     80,721
Local administrative
  fees                    5,062      5,062     15,187     15,187
General and
  administrative         36,790     16,953     93,454     63,298
Interest (b)            168,190    133,330    452,727    374,672
                       --------   --------   --------   --------
                       $298,758   $241,025   $823,812   $712,328
                       ========   ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,079,000 and $901,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively.

As of December 31, 2004, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)


affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner.

(b) During the nine months ended December 31, 2004, the General Partner and its affiliates advanced $1,137,642 to the Partnership and as of December 31, 2004 and March 31, 2004, total advances outstanding are $11,328,296 and $10,190,654, respectively. The advances are unsecured, bear interest at prime +2% and are due on demand.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level. As of December 31, 2004, there was approximately $73,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances the Partnership will not be in a position to meet its obligations.

For the nine months ended December 31, 2004, cash and cash equivalents of the Partnership and its eight Local Partnerships decreased approximately $320,000. The decrease is attributable to cash used in operating activities ($1,664,000), investment in property ($19,000) and payments of mortgage notes ($610,000) which exceeded advances from General Partner ($992,000) and a net increase in due to Local General Partners and affiliates of Local Partnerships, General Partner and its affiliates ($981,000). Included in adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $1,820,000.

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through December 31, 2004 to fund operating deficits total $12,913,656 and are comprised of $9,413,656 from the Partnership (which was eliminated in consolidation) and $3,500,000 from the Class C limited partner.

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

RMB Limited Partnership ("Hubbard's Ridge")
-------------------------------------------

Hubbard's Ridge has experienced a decline in occupancy over the last year due to a decline in general economic conditions. Hubbard's Ridge is located in an area where there have been business closures as well as declines in most segments of the economy. At the same time, the residential housing market in the area is over built, with a new 1100 unit complex built nearby last year. As such, reduced rents and concessions are being offered throughout the market to attract renters. Hubbard's Ridge intends to stay competitive with the market and has lowered rents, but occupancy has not rebounded. Hubbard's Ridge expects occupancy to rebound over the next 12 months if its marketing strategies are successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and nine month periods ended December 31, 2004. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased approximately $22,000 and increased approximately $149,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003. The decrease for the three months ended December 31, 2004 is primarily due to a decrease in occupancy at two Local Partnerships while the increase for the nine months ended December 31, 2004 is primarily due to an increase in rental rates at the other Local Partnerships.

Other income decreased approximately $30,000 for the three months ended December 31, 2004 as compared to the corresponding period in 2003, primarily due to a fee adjustment to reverse late fee charges in the prior year at one Local Partnership during the three months ended December 31, 2004.

Total expenses, excluding operating and other, taxes and insurance, general and administrative and property management fees, remained fairly consistent with a decrease of approximately 2% and an increase of approximately 2% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003.

Operating and other increased approximately $35,000 and $57,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to increases in water and sewer costs at one Local Partnership and an increase in electricity for vacant units at a second Local Partnership.

Taxes and insurance increased approximately $98,000 and $161,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in real estate taxes in the current year at one Local Partnership and an increase in property insurance at a second and third Local Partnership.

General and administrative decreased approximately $82,000 for the three months ended December 31, 2004 as compared to the corresponding period in 2003, primarily due to a decrease in temporary labor, worker's compensation and office salaries during the three months ended December 31, 2004 at one Local Partnership.

Property management fees decreased approximately $14,000 for both the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an incentive management fee taken at one Local Partnership in the prior year.

Property Information
--------------------
Occupancies at the properties were as follows:

                                      September 30,
                                  -------------------
                                    2004       2003
                                  -------------------
Property

Hubbard's Ridge                       78%       85%
Cutler Canal II                       97        99
Diamond Street                        92        96
Papillion Heights                     92        83
Hill Top Homes                        87        70
Summer Creek Villas                   94        89
Brookland Park Plaza                  95        92
Compton Townhouses                    97        92

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                                  (Registrant)

                               By: RCC PARTNERS 96, L.L.C.,
                                   General Partner

Date: February 1, 2005

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Member, President and
                                       Chief Executive and
                                       Financial Officer
Date: February 1, 2005


                                   By: /s/ Glenn F. Hopps
                                       ------------------
                                       Glenn F. Hopps
                                       Treasurer and
                                       Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 1, 2005
               ----------------

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 1, 2005