Form 10-K
period 2005-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2005-06-17
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


For the fiscal year ended March 31, 2005


                                       OR


        TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE  ACT OF 1934

                         COMMISSION FILE NUMBER 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
         (FORMERLY KNOWN AS PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     Delaware                                  13-3519080
-------------------------------------------------       ------------------------
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                            Identification No.)

      625 Madison Avenue, New York, New York                     10022
-------------------------------------------------       ------------------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


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

       Indicate by check mark whether the  registrant  is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2). Yes     No  X
                                             ---    ---
       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004, was ($11,062,000), based on Limited Partner equity (deficit) as of such date.


                       DOCUMENTS INCORPORATED BY REFERENCE


None

                                     PART I


Item 1.  Business

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

The Registrant expects that in order to avoid recapture of Housing Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period ("Compliance Period") and may be substantially longer.

The tax credits ("Tax Credits") are attached to a subsidiary partnership ("Local Partnership") for a period of 10 years (the "Tax Credit Period") and are transferable with property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

As of December 31, 2002, all the Local Partnerships completed their tax credit periods and the Partnership has met its primary objective of generating Housing Tax Credits for qualified BUC$ holders. However, each Local Partnership must continue to comply with the Housing Tax Credit requirements until the end of the compliance period in order to avoid recapture of the Housing Tax Credits. The compliance period will end at various dates through December 31, 2007 with respect to the Properties depending upon when the Housing Tax Credit Period commenced.

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

One Property had revenue which exceeded 15% of the Registrant's total revenue in each of the three years ended March 31, 2005, 2004 and 2003. Revenue from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 56.03%, 55.31%, and 52.10% and during the years ended March 31, 2005, 2004 and 2003, respectively.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2005.

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

Item 2. Properties.

As of March 31, 2005, the Registrant holds interests in Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Housing Tax Credits:

                                                                                 Occupancy
                                                Number of       Rents as of      Rate as of
                  Property                        Units         May 1, 2005     May 1, 2005
---------------------------------------------  ------------    --------------   -------------
RMB Limited Partnership (Hubbard's Ridge)
  Garland, TX                                       196           $408-755           83%

Cutler Canal II Associates, Ltd.
  Miami, FL                                         216            433-744           97%

Diamond Street Venture
  Philadelphia, PA                                   48            473-540           92%

Papillion Heights Apartments L.P.
  Papillion, NE                                      48                495           88%

Hill Top Homes Apartments Limited Partnership
  Arlington, TX                                     171            565-770           82%

Palm Beach Apartments, Ltd. (Summer Creek Villas)
  West Palm Beach, FL                               770           605-860            90%

Brookland Park Plaza Limited Partnership
  Richmond, VA                                       77                563           95%

Compton Townhouses Limited Partnership
  Cincinnati, OH                                     39                765           97%

(a) At March 31, 2005, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Item 3.  Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Limited Partners

None

                                     PART II


Item 5. Market for the Registrant BUC$, Related Limited 's artner Matters and PIssuer Purchases of Equity Securities

As of May 17, 2005, there were 2,231 BUC$ holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant Pondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

There are no material restrictions on the Registrant's present or future ab upty to make distributions in accordance ilith the provisions of the Partnership A wiement; however, the Registrant has gred no distributions from operations or paierwise since inception. No distributions are anticipated in the foreseeable future.

Item 6. Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjuction with the consolidated financial statements of the Registrant and the notes thereto set forth in Item 8.

                                                                    Years Ended March 31,
                                         ----------------------------------------------------------------------------
            OPERATIONS                      2005            2004            2003            2002             2001
--------------------------------------   ------------    ------------    ------------    ------------    ------------
 Rental and other income                 $ 10,945,610    $ 10,747,362    $ 10,803,448    $ 10,333,034    $  9,761,295
                                         ============    ============    ============    ============    ============

 Interest income                         $     10,174    $     12,093    $     15,827    $     38,065    $     39,888
                                         ============    ============    ============    ============    ============

 Interest expense                        $  4,804,227    $  4,755,090    $  4,747,765    $  4,689,172    $  4,729,740
                                         ============    ============    ============    ============    ============

Depreciation and amortization expenses   $  2,412,369    $  2,440,364    $  2,429,909    $  2,447,028    $  2,445,646
                                         ============    ============    ============    ============    ============

Loss before minority interest and
  extraordinary item                     $ (5,194,694)   $ (4,848,759)   $ (4,776,862)   $ (4,815,277)   $ (5,563,134)
                                         ============    ============    ============    ============    ============

Minority interest in loss of local
  partnerships                           $  1,095,727    $  1,048,921    $  1,139,863    $  1,207,124    $  1,135,959
                                         ============    ============    ============    ============    ============

Loss before extraordinary item           $ (4,098,967)   $ (3,799,838)   $ (3,636,999)   $ (3,608,103)   $ (4,427,175)
                                         ============    ============    ============    ============    ============

Extraordinary item - forgiveness of
  indebtedness                           $          0    $          0    $          0    $          0    $    833,002
                                         ============    ============    ============    ============    ============

Net loss                                 $ (4,098,967)   $ (3,799,838)   $ (3,636,999)   $ (3,608,103)   $ (3,594,173)
                                         ============    ============    ============    ============    ============

Loss before extraordinary item per
  limited partner BUC$                   $    (106.98)   $     (99.17)   $     (94.92)   $     (94.17)   $    (115.54)

Extraordinary item per limited partner
  BUC$                                   $          0    $          0    $          0    $          0    $      21.74
                                         ------------    ------------    ------------    ------------    ------------

 Net loss per limited partner BUC$       $    (106.98)   $     (99.17)   $     (94.92)   $     (94.17)   $     (93.80)
                                         ============    ============    ============    ============    ============

 Total assets                            $ 53,860,978    $ 55,556,172    $ 58,143,529    $ 60,492,083    $ 62,137,819
                                         ============    ============    ============    ============    ============

 Mortgage notes payable                  $ 43,771,002    $ 44,697,118    $ 45,294,215    $ 46,015,770    $ 43,955,708
                                         ============    ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Registrant invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the Housing Tax Credits. The Registrant's primary source of funds is rental revenues, which are fully utilized at the property level. As of March 31, 2005, there was approximately $51,000 in working capital reserves available to fund Registrant level expenses. Substantially all of the existing liabilities of the Registrant are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Registrant anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Registrant. The Registrant is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

Other accrued expenses and liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Registrant. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Registrant believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, required the Local General Partners and/or their affiliates to fund cash flow deficits. These operating deficit advances do not bear interest and are repayable by the Local Partnership in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2005 and 2004 also reflect payables of $501,271 and $426,961, respectively, under operating deficit guaranty agreements at Hill Top Homes, which have expired. As of March 31, 2005, all operating deficit guaranty agreements have expired.

For a discussion of contingencies affecting certain Local Partnerships, see Summer Creek Villas Local Partnership below. Since the maximum loss the Registrant would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Registrant's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Summer Creek Villas Local Partnership
-------------------------------------
The Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2004 and 2003, Summer Creek Villas' operations are impeded by the inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in the years 2002, 2003 and 2004, in an amount not to exceed $1,500,000 in aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Registrant (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2004 and 2003 under these funding agreements to fund operating deficit's total $2,118,334 and $2,418,647, respectively. Of such amounts, $1,555,000 and $1,913,331 were loaned by the Registrant in 2004 and 2003, respectively.

These loans are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

During 2003, the management agent, an affiliate of Summer Creek Villas, was reimbursed by Summer Creek Villas for operating advances, made in the current and prior years, in the form of unreimbursed payroll in the net amount of $720,678. As of December 31, 2004 and 2003, the management agent was due $182,719 and $122,649, respectively. The management agent is not obligated to provide such advances.

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

Fiscal 2005 vs. Fiscal 2004
---------------------------

Rental income increased approximately $274,000 for the year ended March 31, 2005 as compared to 2004, primarily due to increases in occupancy at Hill Top Homes Apartments Limited Partnership and Palm Beach Apartments, Ltd.

Total expenses  remained  fairly  consistent  with an increase of  approximately
3.5%.

Fiscal 2004 vs. Fiscal 2003
---------------------------

Rental income decreased approximately $97,000 for the year ended March 31, 2004 as compared to 2003, primarily due to a decrease in occupancy at three Local Partnerships.

Interest income decreased approximately $4,000 for the year ended March 31, 2004 as compared to 2003, primarily due to lower cash and cash equivalent balances earning interest at the Local Partnership and Registrant level.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Registrant's commitments as of March 31, 2005 to make future payments under its debt agreements and other contractual obligations.

                                            Less than        1-3           3-5        More than
                                Total        1 Year         Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $43,771,002   $ 3,516,725   $ 5,213,046   $22,813,045   $12,228,186
                             ===========   ===========   ===========   ===========   ===========

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

a)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

b)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

c) Income Taxes

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

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion NO. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for exchanges for nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Registrant does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Registrant's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Registrant's financial reporting and disclosure.

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

                                                                    Gross Carrying
                                                                       Value of            Occupancy
                                                        Number        Property at           Rate at
               Property (a)                            of Units     March 31, 2005    December 31, 2004 (c)
---------------------------------------------------   -----------   --------------    ---------------------
RMB Limited Partnership (Hubbard's Ridge)                 196          $ 5,310,849            72%
   Garland, TX
Cutler Canal II Associates, Ltd.                          216           11,540,233            94%
   Miami, FL
Diamond Street Venture (b)                                 48            2,912,536            94%
   Philadelphia, PA
Papillion Heights Apartments L.P.                          48            2,222,255            90%
   Papillion, NE
Hill Top Homes Apartments Limited Partnership             171            8,104,661            79%
   Arlington, TX
Palm Beach  Apartments,  Ltd. (Summer Creek Villas)       770           40,832,871            97%
   West Palm Beach, FL
Brookland Park Plaza Limited Partnership                   77            6,449,682            96%
   Richmond, VA
Compton Townhouses Limited Partnership                     39            2,446,959            97%
                                                                      ------------
   Cincinnati, OH
                                                                      $ 79,820,046
                                                                      ============

(a) At March 31, 2005, the Registrant holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Registrant does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Registrant currently discloses in Item 8, Note 3 to the financial statements the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

                                                                                                  Sequential
                                                                                                     Page
                                                                                                  ------------

(a) 1. Consolidated Financial Statements

       Report of Independent Registered Public Accounting Firm                                        11

       Consolidated Balance Sheets at March 31, 2005 and 2004                                         29

       Consolidated Statements of Income for the Years Ended March 31, 2005, 2004 and 2003            30

       Consolidated Statements of Changes in Partners' Capital (Deficit) for the Years Ended
         March 31, 2005, 2004 and 2003                                                                31

       Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and
         2003                                                                                         32

       Notes to Consolidated Financial Statements                                                     33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2005, 2004 and 2003. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. For the years ended March 31, 2005 and 2004, we did not audit the financial statements of certain investee partnerships which represent $11,626,764 and $15,334,378, respectively, in total assets and $597,760 and $915,112, respectively, of the net loss as of and for the years ended March 31, 2005 and 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2005 and 2004, and the results of their operations, changes in Partners' capital (deficit), and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Our report on the 2005 financial statements of a subsidiary included an explanatory paragraph describing conditions that raised substantial doubt regarding its ability to continue as a going concern, as discussed in note 10 to the consolidated financial statements.

REZNICK GROUP, P.C.


Bethesda, Maryland
May 31, 2005

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 27, 2005

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

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cutler Canal II Associates, Ltd.

We have audited the accompanying balance sheets of Cutler Canal II Associates, Ltd. as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cutler Canal II Associates, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material aspects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Atlanta, Georgia
February 2, 2005

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 2004

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Diamond Street Venture

We have audited the accompanying balance sheets of Diamond Street Venture as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Diamond Street Venture as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued our report for the year ended December 31, 2004, dated January 28, 2005, on our consideration of Diamond Street Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basis financial statements taken as a whole. The 2004 supplemental information on pages 27 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 28, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

[Letterhead of Schultz, Durham & Rapp, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
(A Limited Partnership)
Springfield, Missouri

We have audited the balance sheets of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 8, 2005

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

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 11, 2004

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 27, 2005

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

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Palm Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Beach Apartments, Ltd. as of December 31, 2004 and 2003, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Beach Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Atlanta, Georgia
February 8, 2005

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

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookland Park Plaza Limited Partnership

We have audited the accompanying balance sheet of Brookland Park Plaza Limited Partnership as of December 31, 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookland Park Plaza Limited Partnership as of December 31, 2004, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note J to the financial statements, the Partnership has not generated sufficient cash flow from operations to cover its debt service requirements and there is surplus cash (deficiency) as of December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The ultimate outcome of the above matters cannot presently be determined, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits for HUD Programs" (the "Guide"), we have also issued reports dated February 26, 2005 on our consideration of Brookland Park Plaza Limited Partnership's internal control over financial reporting and on our tests of its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and the Guide and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 20 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements of BROOKLAND PARK PLAZA LIMITED PARTNERSHIP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
Taxpayer Identification Number:  52-1088612
February 26, 2005
Lead Auditor: Richard G. Schaefer

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

Lead Auditor: Renee G. Scruggs

[Letterhead of Barnes, Dennig & Co., Ltd.]

Report of Independent Certified Public Accountants

To the Partners
Compton Townhouses Limited Partnership

We have audited the accompanying balance sheets of Compton Townhouses Limited Partnership (Ohio Limited Partnership), as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compton Townhouses Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 14, 2005

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

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 16, 2004

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     March 31,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Investment in property:

Land                                                                       $  4,005,633    $  4,005,633
Building and improvements                                                    75,814,413      75,798,582
Accumulated depreciation                                                    (30,492,001)    (28,372,375)
                                                                           ------------    ------------

Net investment in property                                                   49,328,045      51,431,840
Cash and cash equivalents                                                       942,431       1,216,053
Cash and cash equivalents held in escrow                                      1,987,739       1,222,301
Deferred financing costs, net                                                 1,009,427       1,302,170
Other assets                                                                    593,336         383,808
                                                                           ------------    ------------

Total assets                                                               $ 53,860,978    $ 55,556,172
                                                                           ============    ============


                         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:

  Mortgage notes payable                                                   $ 43,771,002    $ 44,697,118
  Accrued interest payable                                                    2,358,266       2,180,744
  Other accrued expenses and liabilities                                      2,818,326       2,200,263
  Due to local  general  partners and  affiliates  of local partnerships      8,017,084       6,378,776
  Development fees payable                                                    1,151,510       1,151,510
  Real estate taxes payable                                                     571,993         174,018
  Due to General Partner and its affiliates                                  11,784,402      10,190,654
                                                                           ------------    ------------

Total liabilities                                                            70,472,583      66,973,083
                                                                           ------------    ------------

Minority interests in local partnerships                                     (3,891,976)     (2,796,249)
                                                                           ------------    ------------

Partners' capital (deficit):

  Limited partners (38,125 BUC$ issued and outstanding)                     (13,404,752)     (9,326,280)
  General partner (1 BUC$ issued and outstanding)                               685,123         705,618
                                                                           ------------    ------------

Total partners' capital (deficit)                                           (12,719,629)     (8,620,662)
                                                                           ------------    ------------

Total liabilities and partners' capital (deficit)                          $ 53,860,978    $ 55,556,172
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended March 31,
                                                     -----------------------------------------
                                                         2005          2004*           2003*
                                                     -----------   ------------   ------------
Revenues
Rental income                                        $10,150,683   $  9,876,634   $  9,973,773
Other income                                             794,927        870,728        829,675

Interest income                                           10,174         12,093         15,827
                                                     -----------   ------------   ------------

                                                      10,955,784     10,759,455     10,819,275
                                                     -----------   ------------   ------------

Expenses
Interest                                               3,954,462      4,048,105      4,170,172
Interest-related parties (Note 6 and 7)                  849,765        706,985        577,593
Depreciation and amortization                          2,412,369      2,440,364      2,429,909
Operating and other                                      996,430        921,634        914,339
Taxes and insurance                                    1,555,257      1,501,816      1,374,659
Repairs and maintenance                                2,696,126      2,483,200      2,749,023
General and administrative                             2,910,149      2,744,390      2,618,709

General and administrative-related parties (Note 6)      775,920        761,720        761,733
                                                     -----------   ------------   ------------

Total expenses                                        16,150,478     15,608,214     15,596,137
                                                     -----------   ------------   ------------

Loss before minority interest                         (5,194,694)   (4,848,759)    (4,776,862)

Minority interest in loss of local partnerships        1,095,727      1,048,921      1,139,863
                                                     -----------   ------------   ------------

Net loss                                             $(4,098,967)  $ (3,799,838)  $ (3,636,999)
                                                     ===========   ============   ============

Net loss-limited partners                            $(4,078,472)  $ (3,780,839)  $ (3,618,814)
                                                     ===========   ============   ============

Number of BUC$ outstanding - limited partners             38,125         38,125         38,125
                                                     ===========   ============   ============

Net loss per BUC$ - limited partners                 $   (106.98)  $     (99.17)  $     (94.92)
                                                     ===========   ============   ============

*  Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                Limited         General
                                 Total          Partners        Partner           BUC$
                              ------------    ------------    ------------    ------------
Partners' capital (deficit)
April 1, 2002                 $ (1,183,825)   $ (1,926,627)   $    742,802    $     38,126

Net Loss                        (3,636,999)     (3,618,814)        (18,185)              0
                              ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2003                  (4,820,824)     (5,545,441)        724,617          38,126

Net Loss                        (3,799,838)     (3,780,839)        (18,999)              0
                              ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2004                  (8,620,662)     (9,326,280)        705,618          38,126

Net Loss                        (4,098,967)     (4,078,472)        (20,495)              0
                              ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2005                $(12,719,629)   $(13,404,752)   $    685,123    $     38,126
                              ============    ============    ============    ============



                See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended March 31,
                                                              -----------------------------------------
                                                                 2005           2004           2003
                                                              -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                      $(4,098,967)   $(3,799,838)   $(3,636,999)
                                                              -----------    -----------    -----------
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                   2,412,369      2,440,364      2,429,909
Minority interest in loss of local partnerships                (1,095,727)    (1,048,921)    (1,139,863)
(Increase) decrease in cash held in escrow                       (765,438)        96,043        363,167
Increase (decrease) in real estate taxes
  payable                                                         397,975         (5,858)        97,998
Increase in accrued interest payable                              177,522         58,326         81,510
Increase in other assets                                         (209,528)       (16,353)       (66,008)
Increase (decrease) in other accrued expenses
  and liabilities                                                 863,352       (150,028)     1,084,764
                                                              -----------    -----------    -----------
Total adjustments                                               1,780,525      1,373,573      2,851,477
                                                              -----------    -----------    -----------

Net cash used in operating activities                          (2,318,442)    (2,426,265)      (785,522)
                                                              -----------    -----------    -----------

Cash flows from investing activities:

Investments in property                                           (15,831)       (52,236)       (39,188)
                                                              -----------    -----------    -----------


Net cash used in investing activities                             (15,831)       (52,236)       (39,188)
                                                              -----------    -----------    -----------

Cash flows from financing activities
Proceeds from mortgage notes                                            0      1,197,500              0
Payments on mortgage notes                                       (926,116)    (1,794,597)      (721,555)
Increase in deferred costs                                              0         (9,362)             0
Advances from General Partner                                   1,348,459      1,663,375      1,452,201
Increase in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates        1,074,974        847,278         61,202
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                0        (59,353)      (355,920)
Advance from local limited partner                                563,334        505,316        728,415

Distribution to minority interest                                       0           (557)          (307)
                                                              -----------    -----------    -----------

Net cash provided by financing activities                       2,060,651      2,349,600      1,164,036
                                                              -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                                    (273,622)      (128,901)       339,326

Cash and cash equivalents at beginning of year                  1,216,053      1,344,954      1,005,628
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year                      $   942,431    $ 1,216,053    $ 1,344,954
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
Interest paid                                                 $ 4,626,705    $ 4,696,764    $ 4,666,255
                                                              ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment
Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit ("Tax Credit"). The general partner of the Partnership is RCC Partners 96, L.L.C. (the "General Partner") and is an affiliate of Related Capital Company ("RCC"). On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager L.L.C., the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged. Independence SLP L.P. ("SLP"), an affiliate of RCC, is the special limited partner. The SLP acts as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2005, the Partnership has investments in eight Local Partnerships.


NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Accounting and Principles of Consolidation

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Partnership and 8 subsidiary partnerships, in which the Partnership is a limited partner, with an ownership interest ranging from approximately 66.5% to 98.99%. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. All subsidiary partnerships have fiscal years ending December 31. The Partnership has a controlling financial interest in the subsidiary partnerships through its rights to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions. These rights may be exercised by the General Partner of the Partnership and/or an affiliate, which affiliate has a contractual obligation to act on behalf of the Partnership.

Minority interest in Local Partnerships relates to the general partner interests in the Local Partnerships (the "Local General Partners") not owned by the Partnership. The local general partners and their affiliates have advanced funds to the operating partnerships under the terms of various deficit guarantees, which are reported as a liability in the accompanying consolidated balance sheets. Therefore, the Partnership continues to allocate losses to the minority interests to the extent of the local general partners' capital investment plus advances. The local general partner advances generally carry a repayment priority from distributable cash flow generated by the local partnerships.

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

c)  Cash and Cash Equivalents

Cash and cash equivalents include money market funds with original maturities of three months or less from date of acquisition whose cost approximates market value.

d)  Cash and Cash Equivalents Held in Escrow

Cash and cash equivalents held in escrow include restricted funds with original maturities of three months or less from date of acquisition held for payment of real estate taxes and insurance, tenant security deposits and replacement reserves.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


e)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenant's accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

f)  Income Taxes

The Partnership is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the partners. The Partnership may be subject to other state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership's year ends on December 31.

g) Profits and Loss Allocations/Distributions

Net income or loss is allocated 99.5% to the limited partners and .5% to the General Partner.

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated 99.5% to the limited partners and .5% to the General Partner. As of March 31, 2005, no distributions have been paid.

h)  New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for exchanges for nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosure.

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


NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt. The accumulated amortization as of March 31, 2005 and 2004 is $4,319,436 and $4,019,979, respectively.

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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


NOTE 4 - Investment in Property

The Partnership's Properties and related debt at March 31 were:

                                            Net Investment in Property    Mortgage Notes Payable
                                            --------------------------   -------------------------
              Description (a)                  2005            2004          2005          2004
------------------------------------------  -----------    -----------   -----------   -----------
Apartment Complexes:

RMB Limited Partnership (Hubbard's Ridge)   $ 2,762,678    $ 2,933,334   $ 4,473,400   $ 4,519,054
 Garland, TX
Cutler Canal II Associates, Ltd.              7,568,352      7,875,271     5,610,221     5,675,068
 Miami, FL
Diamond Street Venture (b)                    1,386,121      1,526,094     2,866,414     2,891,356
 Philadelphia, PA
Papillion Heights Apartments L.P.             1,400,163      1,437,773     1,160,969     1,183,317
 Papillion, NE
Hill Top Homes Apartments Limited
  Partnership                                 5,346,661      5,531,851     3,001,742     3,109,436
 Arlington, TX
Palm Beach Apartments, Ltd. (Summer Creek
  Villas)                                    26,743,429     27,686,049    23,202,835    23,793,641
 West Palm Beach, FL
Brookland Park Plaza Limited Partnership      3,117,193      3,344,485     2,285,018     2,317,981
 Richmond, VA
Compton Townhouses Limited Partnership        1,003,448      1,096,983     1,170,403     1,207,265
                                            -----------    -----------   -----------   -----------
 Cincinnati, OH
                                            $49,328,045    $51,431,840   $43,771,002   $44,697,118
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

NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                              Amount
                                           ------------
2005                                       $  3,516,725
2006                                          4,074,760
2007                                          1,138,286
2008                                         22,450,105
2009                                            362,940
Thereafter                                   12,228,186
                                           ------------
                                           $ 43,771,002
                                           ============

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $38,831,002 bear interest at rates ranging from 5.83% to 10.5% and have final maturities ranging from September 1, 2006 to May 1, 2031. First mortgages include $23,202,835 in the form of a guaranteed bond bearing interest at 10.451% (including a .125% service fee payable to an affiliate of the Local General Partner) maturing on June 20, 2008. The support loans include two loans totaling $2,440,000 maturing on December 15, 2014 and March 1, 2031, the latter of which bears interest at 1%, and the former being non-interest bearing, and a $2,500,000 loan bearing interest at a maximum rate of 9% and maturing on January 16, 2005. The $2,500,000 loan includes a base interest rate of 3% and an additional interest

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


rate of 6%. The base interest rate is payable  annually from Project Income,  as defined in the loan agreement, and can be deferred if Project Income is inadequate. The additional interest is payable from Project Income, if available, and only after payment of a cumulative annual 12% return on capital to the limited partners of the Local Partnership. Currently, only the base interest rate is being paid; however, the additional interest of 6% continues to be accrued in the accompanying consolidated financial statements.

In April 2003, Papillion Heights refinanced its outstanding mortgage note payable in the amount of $958,143. The new mortgage in the amount of $1,197,500 is payable in monthly installments of $7,679 including interest at the rate of 5.95% per annum through March 17, 2008 with a balloon payment of approximately $1,078,500 due April 17, 2008.

At March 31, 2005 and 2004, the estimated fair values of the mortgage notes payable were approximately $38,405,367 and $39,307,053, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.


NOTE 6 - Related Parties

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  General and Administrative Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2005, 2004 and 2003 were as follows:

                                                              Years Ended March 31,
                                                         ------------------------------
                                                           2005       2004       2003
                                                         --------   --------   --------
Partnership management fees (a)                          $236,760   $252,986   $240,656
Expense reimbursement (b)                                 134,454     95,165     85,781
Local administrative fees (d)                              20,250     20,250     20,250
                                                         --------   --------   --------
Total general and administrative - General Partner        391,464    368,401    346,687
                                                         --------   --------   --------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)          384,456    393,319    415,046
                                                         --------   --------   --------
Total general and administrative - related parties       $775,920   $761,720   $761,733
                                                         ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,138,000 and $901,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $105,000 and $96,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

(c) As of December 31, 2004, the properties owned by six of the Local Partnerships are managed by a Local General Partner or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner. Property management fees incurred by subsidiary partnerships amounted to $410,854, $431,166 and $440,564 for the years ended March 31, 2005, 2004 and 2003, respectively. Of these fees $384,456, $393,319 and $415,046 were earned by affiliates of the Local General Partners, of which $167,238, $159,865 and $157,983 were also earned by affiliates of the Partnership.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


B)  Interest Related Party Expenses

During the year ended March 31, 2005, the General Partner and its affiliates advanced $1,593,748 to the Partnership and as of March 31, 2005 and 2004, total advances outstanding are $11,784,402 and $10,190,654, respectively. The advances are unsecured, and bear interest at prime +2% and are due on demand. Interest expense incurred at the Partnership level for the years ended March 31, 2005, 2004 and 2003 totaled $595,442, $475,640 and $378,534, respectively. Such interest expense was eliminated in consolidation. The Partnership, in turn, used these funds to make operating advances to Summer Creek Villas (see Note 9). The advances are unsecured, bear interest at prime +2%, and are payable from cash flow as defined by the local partnership agreement. Interest expense recorded by Summer Creek Villas relating to such advances for the years ended March 31, 2005, 2004 and 2003 totaled $811,153, $668,373 and $538,981, respectively. Such interest expense is included in the line item "Interest-related parties" in the financial statements.


NOTE 7 - Local General Partners and Affiliates of Local Partnerships

Certain Local General Partners and their affiliates provided services in connection with the construction, financing and development of the Apartment Complexes. Interest is accrued on certain loans made by two of the Local General Partners during the years ended March 31, 2005, 2004 and 2003, respectively. One of the loans is by one of the Local General Partners in Summer Creek Villas, Ltd. with a principal balance at March 31, 2005 of $3,500,000 bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of the Local Partnership. The other loan is by one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") with a principal balance at March 31, 2004 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to the Local General Partners and their affiliates for the years ended March 31, 2005, 2004, and 2003 are included in the line item "Interest-related parties" in the financial statements and are summarized below:


                                       Year Ended March 31,
                                 ------------------------------
                                   2005       2004       2003
                                 --------   --------   --------
Summer Creek Villas (1)          $214,442   $175,022   $160,446
Hill Tops                          38,612     38,612     38,612
                                 --------   --------   --------

                                 $253,054   $213,634   $199,058
                                 ========   ========   ========

(1) This interest expense is included in the total interest expense amounts disclosed in Note 6.

Due to Local General Partners and affiliates of Local Partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

The Partnership has negotiated Operating Deficit Guaranty Agreements with certain Local General Partners and/or their affiliates by which the general partners and/or their affiliates of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2005, all Operating Deficit Guaranty Agreements have expired.

The Local General Partner of Summer Creek Villas was formerly obligated to fund operating deficits under two separate operating deficit guaranty agreements. Total advances made by the Local General Partner under the operating deficit guaranties totaled $2,742,460. In addition, the Local General Partner has made voluntary loans in excess of its obligations under the guaranties to fund operations of $1,645,074, even though as of December 31, 1997, the Local General Partner was no longer required to fund operations of the Summer Creek Villas.
Additional voluntary loans during the year ended March 31, 2005 and 2004 of $2,118,334 and $2,418,647, respectively, have been received from the Partnership and Palm Beach Investors, L.P. (Washington Mutual).

At both March 31, 2005 and 2004, development fees of $1,151,510 were payable to various Local General Partners.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 8 - Quarterly Financial Information (Unaudited)

                           First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                          ---------------   ---------------   ---------------   ---------------

Fiscal Year 2005
----------------------

Total Revenue             $    2,589,848    $    2,670,142    $    2,543,946    $    3,151,848
                          ==============    ==============    ==============    ==============
Net loss                  $     (861,462)   $     (882,559)   $     (949,396)   $   (1,405,550)
                          ==============    ==============    ==============    ==============
Net loss per BUC$ -
  limited partners        $       (22.48)   $       (23.03)   $       (24.78)   $       (36.69)
                          ==============    ==============    ==============    ==============

Fiscal Year 2004
----------------------
Total Revenue             $    2,499,145    $    2,545,149    $    2,596,534    $    3,118,627
                          ==============    ==============    ==============    ==============
Net loss                  $     (799,405)   $     (832,173)   $     (904,421)   $   (1,263,839)
                          ==============    ==============    ==============    ==============
Net loss per BUC$ -
  limited partners        $       (20.86)   $       (21.72)   $       (23.60)   $       (32.99)
                          ==============    ==============    ==============    ==============


NOTE 9 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2004, the account balances exceeded the FDIC limit.


NOTE 10 - Commitments and Contingencies

Subsidiary Partnership - Going Concern

Summer Creek Villas Local Partnership
-------------------------------------
Summer Creek Villas has experienced lower than expected economic occupancy levels over the course of the last several years, which has resulted in recurring losses from operations and has adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2004 and 2003, Summer Creek Villas' operations are impeded by the inability to raise rents sufficiently to pay for the operating and debt costs. Summer Creek Villas has been unable to obtain maximum rents as potential residents are restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. The Summer Creek Villas has been obligated, since 1996, to repay significant amounts of principal on its mortgage.

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in the years 2002, 2003 and 2004, in amount not to exceed $1,500,000 in aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made in 2004 and 2003 under these funding agreements to fund operating deficit's total $2,118,334 and $2,418,647, respectively. Of such amounts, $1,555,000 and $1,913,331 were loaned by the Partnership in 2004 and 2003, respectively.

These loans are expected to enable the Summer Creek Villas to continue operations and make payments on its mortgage while management endeavors to improve occupancy rates and rental rates to sufficient levels to sustain operations independent of such funding.

During 2003, the management agent, an affiliate of Summer Creek Villas, was reimbursed by Summer Creek Villas for operating advances, made in the current and prior years, in the form of unreimbursed payroll in the net amount of $720,678. As of December 31, 2004 and 2003, the management agent was due $182,719 and $122,649, respectively. The management agent is not obligated to provide such advances.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


As of March 31, 2005 and 2004, the consolidated financial statements include total assets of $28,892,115 and $29,513,452, respectively, total liabilities of $43,016,433 and $40,265,248, respectively, and a minority interest of $4,076,665 and $2,982,210, respectively, attributable to this subsidiary.

Summer Creek Villas' ability to continue its operations is dependent upon management achieving the plans described in the foregoing paragraphs. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any adjustments would be limited solely to Summer Creek Villas' financial statements.

Subsidiary Partnership - Other

Summer Creek Villas
-------------------
On September 3, 2004 Summer Creek Villas was damaged by Hurricane Frances. Additional damage was caused by Hurricane Jeanne on September 25, 2004. The hurricanes caused extensive damage which will require roofing to be replaced on substantially all of the buildings of Summer Creek Villas. In addition, Summer Creek Villas has incurred costs to clean up after the hurricanes and costs to repair damages to certain units. In total, damages are estimated to be approximately $1,218,000. As of December 31, 2004 the claim had not been settled and repairs have not begun. The delay is because the insurance company is in the process of determining whether the entire roof of each building is needed to be replaced. Repairs are expected to consist of removing existing roofing material and installing new roofing material. Through December 31, 2004 the Partnership incurred $188,000 of costs associated with temporary repairs and clean-up. These costs have been deferred pending resolution of the insurance claim. Insurance proceeds are expected to cover the cost of all expenses related to the hurricane damage.

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

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

      Name                                         Position
-------------------                     --------------------------------

Alan P. Hirmes                          Member, President and Chief
                                        Executive and Financial Officer

Stuart J. Boesky                        Member, Executive Vice President and
                                        Chief Operating Officer


Denise L. Kiley (1)                     Vice President

Marc D. Schnitzer                       Vice President

Glenn F. Hopps                          Treasurer

Teresa Wicelinski                       Secretary

(1) On February 25, 2005, Ms. Kiley announced her retirement as Chief Credit Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the managing member of the General Partner. Upon her retirement, she will also resign from her position as Vice President of the General Partner.

ALAN P. HIRMES, 50, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of The Related Companies, L.P. ("TRCLP"). Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, is the sole stockholder of one of the general partners of RCC, the real estate finance affiliate of TRCLP. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

DENISE L. KILEY, 45, is an Executive Vice President and Chief Underwriter for RCC, responsible for overseeing the investment underwriting and approval of all multifamily residential properties invested in RCC-sponsored corporate, public and private equity and debt funds. Ms. Kiley is also responsible for the strategic planning and implementation of the firm's mortgage financing programs. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing, and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

MARK D. SCHNITZER, 44, is an Executive Vice President of RCC and Director of the firm's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of the University of Pennsylvania in December 1987, and joined Related in January 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 42, joined RCC in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 39, joined RCC in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Limited Partner Matters

As of June 2, 2005, Messrs. Boesky and Hirmes each own directly or beneficially 6.8% of the economic interest in the General Partner. 100% of the voting securities are owned by RCC Manager LLC, which is wholly owned by RCC.

As of June 2, 2005, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 2, 2005, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Reznick Group, P.C. (formerly Reznick, Fedder and Silverman, CPAs) and their respective affiliates (collectively, "Reznick") for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q for those years were $27,500 and $25,000, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $27,000 and $27,500, respectively.

All Other Fees
--------------
The aggregate fee billed by Reznick for consulting services for the year ended March 31, 2005 was $8,717.

The Registrant is not required to have, and does not have, a stand alone audit committee.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules

                                                                                                        Sequential
                                                                                                           Page
                                                                                                        -----------
(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm                                             11

         Consolidated Balance Sheets at March 31, 2005 and 2004                                              29

         Consolidated Statements of Income for the Years Ended March 31, 2005, 2004 and 2003                 30

         Consolidated Statements of Changes in Partners' Capital (Deficit) for the Years Ended
         March 31, 2005, 2004 and 2003                                                                       31

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003             32

         Notes to Consolidated Financial Statements                                                          33

(a) 2.   Financial Statement  Schedules and Report of Independent  Registered Public Accounting
         Firm on Schedules

         Report of Independent Registered Public Accounting Firm on Schedules                                49

         Schedule III - Real Estate and Accumulated Depreciation                                             50

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

(3.4)    Certificate  of  Limited  Partnership  as filed on May 3, 1989 and  Amendments  thereto dated May 25, 1989 and June 21, 1989*

(3.5)    Amendment to Certificate of Limited Partnership dated October 1, 1997***

(10.1) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

(10.2)   Form  of  Amended  and  Restated  Agreement  of  Local  Limited  Partnership  of  Local
         Partnerships**

(21)     Subsidiaries  of the  Registrant  - the Local  Partnerships  set forth in Item 2 may be
         considered subsidiaries of the Registrant                                                           44

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                                          47

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and Section 1350 of Title
         18 of the United States Code (18 U.S.C. 1350)                                                       48

(99.1)   Balance Sheet and Report of Independent Registered Public Accounting Firm                           54


                                                                                                        Jurisdiction
         Subsidiaries of the Registrant (Exhibit 21)                                                  of  Organization
         ------------------------------                                                               ----------------
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



                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)



                                 By:  RCC PARTNERS 96, L.L.C.,
                                      General Partner



Date: June 17, 2005                   By:  /s/ Alan P. Hirmes
      -------------                        ------------------
                                           Alan P. Hirmes
                                           Member, President and
                                           Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      Signature                       Title                            Date
--------------------   ------------------------------------       --------------



/s/ Alan P. Hirmes     Member and President
------------------     (Chief Executive and Financial             June 17, 2005
Alan P. Hirmes         Officer) of RCC Partners 96., L.L.C.       -------------



/s/ Stuart J. Boesky   Member and Executive Vice President
--------------------   (Chief Operating Officer) of               June 17, 2005
Stuart J. Boesky       RCC Partners 96., L.L.C.                   -------------



/s/ Glenn F. Hopps
------------------     Treasurer (Chief Accounting Officer)       June 17, 2005
Glenn F. Hopps         of RCC Partners 96., L.L.C.                -------------

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: June 17, 2005                    By:  /s/ Alan P. Hirmes
               -------------                         ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Annual Report of Patriot Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 17, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries


In connection with our audits of the consolidated financial statements of Patriot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 2005. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


REZNICK GROUP, P.C.


Bethesda, Maryland
May 31, 2005

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2005

                                                                                         Cost Capitalized
                                                        Initial Cost to Partnership   Subsequent to Acquisition (7)
                                                        ---------------------------   -----------------------------
                                                                      Buildings and
      Description (4) (6)               Encumbrances        Land       Improvements   Improvements   Carrying Costs
-------------------------------------   ------------    -----------   -------------   ------------   --------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)
   Garland, TX                           $ 4,473,400    $   107,237    $   965,136     $ 4,053,296    $   185,180
Cutler Canal II Associates, Ltd. (2)
   Miami, FL                               5,610,221        807,071      1,388,350       9,277,084         67,728
Diamond Street Venture (3)
   Philadelphia, PA                        2,866,414          9,729        234,465       2,395,124        273,218
Papillion Heights Apartments L.P. (1)
   Papillion, NE                           1,160,969         63,329      1,816,598         275,776         66,552
Hill Top Homes Apartments L.P. (1)
   Arlington, TX                           3,001,742        553,841      3,690,150       3,544,302        316,368
Palm Beach Apartments Ltd, (1)
   (Summer Creek Villas)
   West Palm Beach, FL                    23,202,835      2,396,876     10,578,563      25,980,637      1,876,795
Brookland Park Plaza L.P. (1)
   Richmond, VA                            2,285,018         50,000        109,850       5,913,667        376,165
Compton Townhouses L.P. (1)
   Cincinnati, OH                          1,170,403         17,550        476,708       1,924,498         28,203
                                         -----------    -----------    -----------     -----------    -----------

                                         $43,771,002    $ 4,005,633    $19,259,820     $53,364,384    $ 3,190,209
                                         ===========    ===========    ===========     ===========    ===========




                                                     Gross Amounts
                                         at which Carried at Close of Period (5)
                                        -----------------------------------------
                                                      Buildings and                  Accumulated
      Description (4) (6)                   Land       Improvements       Total      Depreciation
-------------------------------------   -----------   -------------    -----------   ------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)
   Garland, TX                          $   107,237     $ 5,203,612    $ 5,310,849    $ 2,548,172
Cutler Canal II Associates, Ltd. (2)
   Miami, FL                                807,071      10,733,162     11,540,233      3,971,881
Diamond Street Venture (3)
   Philadelphia, PA                           9,729       2,902,807      2,912,536      1,526,414
Papillion Heights Apartments L.P. (1)
   Papillion, NE                             63,329       2,158,926      2,222,255        822,092
Hill Top Homes Apartments L.P. (1)
   Arlington, TX                            553,841       7,550,820      8,104,661      2,758,000
Palm Beach Apartments Ltd, (1)
   (Summer Creek Villas)
   West Palm Beach, FL                    2,396,876      38,435,995     40,832,871     14,089,442
Brookland Park Plaza L.P. (1)
   Richmond, VA                              50,000       6,399,682      6,449,682      3,332,489
Compton Townhouses L.P. (1)
   Cincinnati, OH                            17,550       2,429,409      2,446,959      1,443,511
                                        -----------     -----------    -----------    -----------

                                        $ 4,005,633     $75,814,413    $79,820,046    $30,492,001
                                        ===========     ===========    ===========    ===========



                                                                   Life on which
                                                                  Depreciation in
                                            Date                   Latest Income
                                        Construction    Date      Statements are
      Description (4) (6)                Completed     Acquired      Computed
-------------------------------------   ------------   --------   ---------------
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


(1)  First mortgage
(2)  Includes first and second mortgages
(3)  Includes first, second and third mortgages
(4) At March 31, 2005, the Partnership holds a 66.5% interest in the Local Partnerships of Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 2002 is $80,614,671.
(6)  The Partnership believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995. 50

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2005
                                   (continued)

                                          Cost of Property and Equipment                   Accumulated Depreciation
                                    ------------------------------------------   ------------------------------------------

                                                                     Years Ended March 31,
                                    ---------------------------------------------------------------------------------------

  Note A - Reconciliation               2005           2004           2003           2005           2004            2003
----------------------------        ------------   ------------   ------------   ------------   ------------   ------------
Balance at beginning of year        $ 79,804,215   $ 79,751,979   $ 79,712,791   $ 28,372,375   $ 26,237,792   $ 24,091,263
Additions during year:
Improvements                              15,831         52,236         39,188
                                    ------------   ------------   ------------
Depreciation expense (1)                                                            2,119,626      2,134,583      2,146,529
                                                                                 ------------   ------------   ------------

Balance at close of year            $ 79,820,046   $ 79,804,215   $ 79,751,979   $ 30,492,001   $ 28,372,375   $ 26,237,792
                                    ============   ============   ============   ============   ============   ============

(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.

                                                                    Exhibit 99.1

















                                BALANCE SHEET AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             RCC PARTNERS 96, L.L.C.

                                 MARCH 31, 2005

                             RCC Partners 96, L.L.C.


                                TABLE OF CONTENTS




                                                                           PAGE
                                                                           ----

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 54


    FINANCIAL STATEMENTS


        BALANCE SHEET                                                       55


        NOTES TO BALANCE SHEET                                              56

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Members of
RCC Partners 96, L.L.C.

We have audited the accompanying balance sheet of RCC Partners 96, L.L.C. as of March 31, 2005. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we expressed no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of RCC Partners 96, L.L.C. as of March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


Reznick Group, P.C.
Bethesda, Maryland
May 31, 2005

                             RCC Partners 96, L.L.C.

                                  BALANCE SHEET

                                 March 31, 2005

                                     ASSETS



     Due from limited partnership                                    $1,151,196
                                                                     ----------

                                                                     $1,151,196
                                                                     ==========

                         LIABILITIES AND MEMBERS' EQUITY



     Due to affiliate                                                $1,151,196
     Members' equity                                                          0
                                                                     ----------

                                                                     $ 1,151,196
                                                                     ===========



        The accompanying notes are an integral part of this balance sheet

                             RCC Partners 96, L.L.C.

                             NOTES TO BALANCE SHEET

                                 March 31, 2005


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

                                 March 31, 2005


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

NOTE B - RELATED PARTY TRANSACTIONS

Due to/from affiliates
----------------------

As of March 31, 2005, Patriot owes the Company $1,151,196 for partnership management fees pursuant to the Limited Partnership Agreement. The Company owes $1,151,196 to their affiliates as of March 31, 2005.

NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP

On October 1, 1997, the Company was admitted as the general partner in Patriot Tax Credit Properties, L.P. which was formed to invest as a limited partner in other partnerships owning apartment complexes that are eligible for the low-income housing tax credit or the rehabilitation tax credit.

The investment in Limited Partnership is as follows:

General Partner capital at March 31, 2005                            $ 685,123

Less: Adjustment to estimated realizable value                        (685,123)
                                                                     ---------

Balance - March 31, 2005                                             $       0
                                                                     =========

                             RCC Partners 96, L.L.C.

                                 March 31, 2005


NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP (continued)

The summarized consolidated balance sheet at March 31, 2005 and the summarized consolidated statement of operations for the year then ended for Patriot Tax Credit Properties, L.P. are as follows:

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

INVESTMENT IN PROPERTY                                              $ 49,328,045

OTHER ASSETS
     Cash and cash equivalents                                           942,431
     Cash and cash equivalents, held in escrow                         1,987,739
     Deferred financing costs, net                                     1,009,427
     Other assets                                                        593,336
                                                                    ------------

Total assets                                                        $ 53,860,978
                                                                    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
     Mortgage notes payable                                         $ 43,771,002
     Accrued interest payable                                          2,358,266
     Other accrued expenses and liabilities                            2,818,326
     Due to general partners and affiliates of local partnerships      8,017,084
     Development fees payable                                          1,151,510
     Real estate taxes payable                                           571,993
     Due to general partners and its affiliates                       11,784,402
                                                                    ------------

Total liabilities                                                     70,472,583
                                                                    ------------

Minority interest in local partnerships                               (3,891,976)
                                                                    ------------

Partners' capital (deficit)
     Limited partners (38,125 BUC$ issued and outstanding)           (13,404,752)
     General partner (1 BUC$ issued and outstanding)                     685,123
                                                                    ------------

Total partners' capital (deficit)                                    (12,719,629)
                                                                    ------------

Total liabilities and partners' capital (deficit)                   $ 53,860,978
                                                                    ============

                             RCC Partners 96, L.L.C.

                                 March 31, 2005


NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP (continued)

                      CONSOLIDATED STATEMENT OF OPERATIONS

Revenues
     Rental income                               $ 10,150,683
     Other income                                     794,927
     Interest income                                   10,174
                                                 ------------

                                                   10,955,784

Expenses
     Interest                                       4,804,227
     Depreciation and amortization                  2,412,369
     Operating and other                              996,430
     Taxes and insurance                            1,555,257
     Repairs and maintenance                        2,696,126
     General and administrative                     3,038,455
     Property management fees                         410,854
     Partnership management fees                      236,760
                                                 ------------

     Total expenses                                16,150,478
                                                 ------------

Loss before minority interest                      (5,194,694)
Minority interest in loss of local partnership      1,095,727
                                                 ------------

Net loss                                         $ (4,098,967)
                                                 ============

NOTE D - CONTINGENCIES

The Company is contingently liable for all debts, liabilities and other obligations of Patriot Tax Credit Properties L.P. to the extent not paid by the partnership.