Form 10-Q
period 2005-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2005-08-10
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20638


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
         (FORMERLY KNOWN AS PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    Delaware                                 13-3519080
-------------------------------------------------   ----------------------------
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                         Identification No.)

     625 Madison Avenue, New York, New York                     10022
-------------------------------------------------   ----------------------------
    (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code (212) 317-5700


                                       N/A
          ------------------------------------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              June 30,        March 31,
                                                                                2005            2005
                                                                            ------------    ------------
                                                                            (Unaudited)       (Audited)
ASSETS

Operating assets:

Investment in property:

Land                                                                        $  1,608,757    $  4,005,633
Buildings and improvements                                                    37,378,418      75,814,413
Accumulated depreciation                                                     (16,696,682)    (30,492,001)
                                                                            ------------    ------------
Net investment in property                                                    22,290,493      49,328,045
                                                                            ------------    ------------

Cash and cash equivalents                                                        509,353         942,431
Cash and cash equivalents held in escrow                                       1,274,689       1,987,739
Deferred financing costs, net of accumulation of $832,799 and $4,319,436         334,339       1,009,427
Other assets                                                                     213,746         593,336
                                                                            ------------    ------------

Total operating assets                                                        24,622,620      53,860,978
                                                                            ------------    ------------

Assets held for sale (Note 3):
Investment in property,  net of accumulated  depreciation  of $14,325,097
  and $0                                                                      26,507,774               0
Net assets held for sale                                                       2,403,442               0
                                                                            ------------    ------------
Total assets held for sale                                                    28,911,216               0
                                                                            ------------    ------------

Total assets                                                                $ 53,533,836    $ 53,860,978
                                                                            ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

Mortgage notes payable                                                      $ 20,453,220    $ 43,771,002
Accrued interest payable                                                       2,430,169       2,358,266
Other accrued expenses and liabilities                                         1,198,502       2,818,326
Due to Local General Partners and affiliates of Local Partnerships               926,556       8,017,084
Development fees payable                                                       1,151,510       1,151,510
Real estate taxes payable                                                         70,827         571,993
Due to General Partner and its affiliates                                      1,286,961      11,784,402
                                                                            ------------    ------------

Total operating liabilities                                                   27,517,745      70,472,583
                                                                            ------------    ------------

Liabilities disposed of by sale (Note 3):
Mortgage notes payable of assets held for sale                                23,096,677               0
Net liabilities held for sale (including minority interest)                   16,264,641               0
                                                                            ------------    ------------
Total liabilities disposed of by sale                                         39,361,318               0
                                                                            ------------    ------------

Minority interest in local partnerships                                          184,256      (3,891,976)
                                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

Limited partners (38,125 BUC$ issued and outstanding)                        (14,210,557)    (13,404,752)

General partner (1 BUC$ issued and outstanding)                                  681,074         685,123
                                                                            ------------    ------------

Total partners' capital (deficit)                                            (13,529,483)    (12,719,629)
                                                                            ------------    ------------

Total liabilities and partners' capital (deficit)                           $ 53,533,836    $ 53,860,978
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                                2005            2004*
                                                                            ------------    ------------
Operations:

Revenues
Rental income                                                               $  1,152,901    $  1,172,454
Other income                                                                      29,532          23,613
Interest income                                                                      689             625
                                                                            ------------    ------------

Total revenue                                                                  1,183,122       1,196,692
                                                                            ------------    ------------

Expenses
Interest                                                                         371,645         382,582
Interest - related parties (Note 2)                                                9,653           9,653
Depreciation and amortization                                                    308,910         295,308
Operating and other                                                              133,298         135,454
Taxes and insurance                                                              187,490         198,040
Repairs and maintenance                                                          216,132         225,421
General and administrative                                                       194,499         197,129
General and administrative - related parties (Note 2)                            169,332         141,790
                                                                            ------------    ------------

Total expenses                                                                 1,590,959       1,585,377
                                                                            ------------    ------------

Loss from operations before minority interest                                   (407,837)       (388,685)

Minority interest in loss of local partnerships from operations                      432             408
                                                                            ------------    ------------
Loss from operations                                                            (407,405)       (388,277)
                                                                            ------------    ------------

Discontinued operations:
Loss from discontinued operations (including minority interest)                 (402,449)       (473,185)
                                                                            ------------    ------------

Net loss                                                                    $   (809,854)   $   (861,462)
                                                                            ============    ============

Loss from operations - limited partners                                     $   (405,368)   $   (386,336)
Loss from discontinued operations - limited partners                            (400,437)       (470,819)
                                                                            ------------    ------------

Net loss - limited partners                                                 $   (805,805)   $   (857,155)
                                                                            ============    ============

Number of BUC$ units outstanding - limited partners                               38,125          38,125
                                                                            ============    ============

Loss from operations per BUC$ - limited partners                            $     (10.64)   $     (10.13)
Loss from discontinued operations per BUC$ - limited partners                     (10.50)         (12.35)
                                                                            ------------    ------------

Net loss per BUC$ - limited partners                                        $     (21.14)   $     (22.48)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                Limited          General
                                                  Total         Partners         Partner          BUC$
                                              ------------    ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2005   $(12,719,629)   $(13,404,752)   $    685,123          38,126

Net loss - Three Months ended June 30, 2005       (809,854)       (805,805)         (4,049)              0
                                              ------------    ------------    ------------    ------------

Partners' capital (deficit) - June 30, 2005   $(13,529,483)   $(14,210,557)   $    681,074          38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                 2005            2004
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $  (809,854)   $  (861,462)
                                                                              -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                                     602,963        607,345
Minority interest in loss of local partnerships                                  (193,781)      (227,741)
Increase in cash held in escrow                                                  (357,632)          (156)
Increase (decrease) in real estate taxes payable                                   42,394        (14,178)
Increase in accrued interest payable                                               71,903        289,939
Increase in other assets                                                           (7,354)      (214,687)
Increase (decrease) in other liabilities                                          485,959       (147,519)
Increase in partnership management fees                                            59,014         59,014
Increase in public funds payable                                                   44,775         19,079
Increase in asset management fee                                                    7,584          4,022
                                                                              -----------    -----------
Total adjustments                                                                 755,825        375,118
                                                                              -----------    -----------
Net cash used in operating activities                                             (54,029)      (486,344)
                                                                              -----------    -----------

Cash flows from financing activities:
Payments of mortgage notes                                                       (221,105)      (168,277)
Advances from General Partner                                                     136,718        712,963
Increase in due to Local General Partners and affiliates of
  Local Partnerships, General Partners and its affiliates                          66,751        181,756
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                          (17,500)      (232,720)
                                                                              -----------    -----------
Net cash (used in) provided by financing activities                               (35,136)       493,722
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                              (89,165)         7,378

Cash and cash equivalents at beginning of period                                  942,431      1,216,053
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $   853,266    $ 1,223,431
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                                 $ 1,122,619    $   909,311
                                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


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

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. Occupancy rates are as of March 31, 2005.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005, the results of operations and cash flows for the three months ended June 30, 2005 and 2004. However, the operating results and cash flows for the three months ended June 30, 2005 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.


Note 2 - Related Parties

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                                 Three Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                 2005            2004*
                                                            ------------    ------------
Partnership management fees (a)                             $     59,014    $     59,014
Expense reimbursement (b)                                         52,359          23,101
Local administrative fees (d)                                      4,437           4,437
                                                            ------------    ------------
Total general and administrative - General Partner               115,810          86,552
                                                            ------------    ------------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)                  53,522          55,238
                                                            ------------    ------------
Total general and administrative - related parties          $    169,332    $    141,790
                                                            ============    ============

* Reclassified for comparative purposes

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                                 Three Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
Local administrative fees (d)                               $        625    $        625
                                                            ------------    ------------
Total general and administrative - General Partner                   625             625
                                                            ------------    ------------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)                  27,498          27,498
                                                            ------------    ------------
Total general and administrative - related parties          $     28,123    $     28,123
                                                            ============    ============

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,197,000 and $1,138,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $157,000 and $105,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively.

(c) As of March 31, 2005, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner. Property management fees incurred by subsidiary partnerships amounted to $87,588 and $88,963 for the three months ended June 30, 2005 and 2004, respectively. Of these fees $81,020 and $82,736 were earned by affiliates of the Local General Partners, of which $27,498 and $27,498 were also earned by affiliates of the Partnership and are included in discontinued operations.

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

B)  Interest Related Party Expenses

Interest expense incurred to related parties from operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                       Three Months Ended
                                                            June 30,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
Hill Top (a)                                      $      9,653    $      9,653
                                                  ============    ============


a) In connection with the construction, financing and development of the Apartment Complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


at June 30, 2005 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for both the three months ended June 30, 2005 and 2004 totaled $9,653 and are included in the line item "Interest-related parties" in the financial statements.

Interest expense incurred to related parties from discontinued operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                       Three Months Ended
                                                            June 30,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
Summer Creek Villas (b)                           $    213,647    $    137,455
                                                  ============    ============


b) During the three months ended June 30, 2005, the General Partner and its affiliates advanced $248,091 to the Partnership and as of June 30, 2005 and March 31, 2005, total advances outstanding are $12,032,493 and $11,784,402, respectively. The advances are unsecured, and bear interest at prime +2% and are due on demand. The Partnership, in turn, used these funds to make operating advances to Summer Creek Villas Local Partnership ("Summer Creek Villas"). The advances are unsecured, bear interest at prime +2%, and are payable from cash flow as defined by the local partnership agreement. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction financing and development of the property. At June 30, 2005, the principal balance of this loan was $3,500,000, bears interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancings proceeds of Summer Creek Villas. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the three months ended June 30, 2005 and 2004 totaled $213,647 and $137,455, respectively. Such interest expense is included in the line item "Interest-related parties" in the financial statements.


Note 3 - Discontinued Operations

The following table summarizes the financial position of one Local Partnership that is classified as an asset held for sale. As of June 30, 2005, Summer Creek Villas was classified as an asset held for sale in the Consolidated Statements of Financial Condition (See Note 5, Subsequent Event).

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

Consolidated Balance Sheets:
                                                                             June 30,        March 31,
                                                                               2005            2005
                                                                           ------------    ------------
 Assets
   Investment in property:
   Land                                                                    $  2,396,876    $          0
   Buildings and improvements                                                38,435,995               0
   Accumulated depreciation                                                 (14,325,097)              0
                                                                           ------------    ------------
   Net investment in property                                                26,507,774               0
                                                                           ------------    ------------
   Cash and cash equivalents held in escrow                                     343,913               0
   Cash held in escrow                                                        1,070,682               0
   Deferred financing costs, net of accumulated amortization of
     $3,559,822 and $0                                                          601,903               0
   Other assets                                                                 386,944               0
                                                                           ------------    ------------
 Total assets                                                              $ 28,911,216    $          0
                                                                           ============    ============

 Liabilities
   Mortgage notes payable                                                  $ 23,096,677    $          0
   Other accrued expenses and liabilities                                     2,105,784               0
   Due to Local General Partners and affiliates of Local Partnerships         7,139,779               0
   Real estate taxes payable                                                    543,560               0
   Due to General Partner and affiliates                                     10,745,532               0
   Minority interest                                                         (4,270,014)              0
                                                                           ------------    ------------
 Total liabilities                                                         $ 39,361,318    $          0
                                                                           ============    ============

The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2005, Summer Creek Villas, which was subsequently sold on July 14, 2005, was classified as discontinued operations on the Consolidated Statements of Operations. For the three months ended June 30, 2004 and in order to present comparable results to the three months ended June 30, 2005, Summer Creek Villas was classified as discontinued operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

Consolidated Statements of Discontinued Operations:

                                                                                Three Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
  Revenues

  Rental income                                                            $  1,281,916    $  1,237,468
  Other                                                                         142,362         155,642
  Interest                                                                            0              46
                                                                           ------------    ------------
  Total revenue                                                               1,424,278       1,393,156
                                                                           ------------    ------------

  Expenses

  Interest                                                                      599,577         669,560
  Interest-related parties (Note 2)                                             213,647         137,455
  Depreciation and amortization                                                 294,053         312,037
  Operating and other                                                            68,077          79,903
  Taxes and insurance                                                           198,616         182,394
  Repairs and maintenance                                                       352,204         398,418
  General and administrative                                                    265,779         285,784
  General and administrative - related parties (Note 2)                          28,123          28,123
                                                                           ------------    ------------

  Total expenses                                                              2,020,076       2,093,674
                                                                           ------------    ------------

  Loss before minority interest                                                (595,798)       (700,518)
  Minority interest in loss of subsidiaries from discontinued operations        193,349         227,333
                                                                           ------------    ------------
  Total loss from discontinued operations                                  $   (402,449)   $   (473,185)
                                                                           ============    ============

  Loss - limited partners from discontinued operations                     $   (400,437)   $   (470,819)
                                                                           ============    ============

  Number of BUC$ units outstanding                                               38,125          38,125
                                                                           ============    ============

  Loss discontinued operations per BUC$                                    $     (10.50)   $     (12.35)
                                                                           ============    ============


Cash flows from Discontinued Operations:
                                                                                Three Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
  Net cash provided by (used in) operating activities                      $    332,165    $   (730,729)
                                                                           ------------    ------------

  Net cash provided by financing activities                                $     11,748    $    730,729
                                                                           ------------    ------------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


Note 4 - Commitments and Contingencies

Summer Creek Villas
-------------------

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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provides for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements have been reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) are expected to be obtained in accordance with the loans to be provided under the funding agreement. Loans made through December 31, 2004 to fund operating deficits total $14,493,656 and are comprised of $10,993,656 from the Partnership (which was eliminated in consolidation) and $3,500,000 from the Class C limited partner.

On September 3, 2004 Summer Creek Villas was damaged by Hurricane Frances. Additional damage was caused by Hurricane Jeanne on September 25, 2004. The hurricanes caused extensive damage which will require roofing to be replaced on substantially all of the buildings of Summer Creek Villas. In addition, Summer Creek Villas has incurred costs to clean up after the hurricanes and costs to repair damages to certain units. In total, damages are estimated to be approximately $1,218,000. As of March 31, 2005 the claim had not been settled and repairs have not begun. The delay is because the insurance company is in the process of determining whether the entire roof of each building needs to be replaced. Repairs are expected to consist of removing existing roofing material and installing new roofing material. Through March 31, 2005 the Partnership incurred $255,000 of costs associated with temporary repairs and clean-up. These costs have been deferred pending resolution of the insurance claim. Insurance proceeds are expected to cover the cost of all expenses related to the hurricane damage.

Summer Creek Villas was subsequently sold (See Note 5).


Note 5 - Subsequent Event

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. Subsequently, on July 14, 2005 the Partnership sold the property and the related assets and liabilities of one Local Partnership (see Note 5). There may be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On July 14, 2005, the Partnership sold the property and the related assets and liabilities of Palm Beach Apartments, Ltd ("Summer Creek Villas") to an unaffiliated third party purchaser for $45,500,000. The sale will result in a gain of approximately $15,800,000 which will be recognized on the Partnership's Form 10-Q dated December 31, 2005. Summer Creek Villas is being held as an asset held for sale as of June 30, 2005.

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

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level. As of June 30, 2005, there was approximately $22,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Partnership will not be in a position to meet its obligations.

For the three months ended June 30, 2005, cash and cash equivalents of the Partnership and its eight Local Partnerships decreased approximately $89,000. The decrease is attributable to net cash used in operating activities ($54,000) and payments of mortgage notes ($221,000) which exceeded advances from the General Partner ($137,000) and a net increase in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($49,000). Included in adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $603,000.

Other accrued expenses and liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $1,197,000 and $1,138,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively (see Note 2). Without the General
Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in eight Local Partnerships, all of which have their Tax Credits fully in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in its annual report on Form 10-K for the year ended March 31, 2005.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows). At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. During the three months ended and through June 30, 2005, the Partnership has recorded Summer Creek Villas as property and equipment held for sale (see Note 5).

Through June 30, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value. There was no impairment on the asset held for sale (see Notes 3 and 5) as the sales price less costs to sell exceeded the net assets.

Revenue Recognition
-------------------

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three months ended June 30, 2005 and 2004. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased by approximately 2% for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to decreases in occupancy at two Local Partnerships partially offset by rental rate increases at the other Local Partnerships.

Other income increased by approximately $6,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to a late fee adjustment in 2004 at one Local Partnership.

Total expenses, excluding general and administrative-related parties, remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2005 as compared to the same period in 2004.

General and administrative - related parties increased approximately $28,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in expense reimbursements at the Partnership level.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                               March 31,
                                                      --------------------------
                                                         2005           2004
                                                      -----------     ----------
Property

Hubbard's Ridge                                            83%            76%
Cutler Canal II                                            97            100
Diamond Street                                             92             90
Papillion Heights                                          88             85
Hill Top Homes                                             82             87
Summer Creek Villas*                                       90             95
Brookland Park Plaza                                       95             96
Compton Townhouses                                         97             97

* Subsequently sold on July 14, 2005. See Note 5 to the financial statements.

(Occupancies are calculated by dividing occupied units by total available units).

The Partnership holds a 66.5% interest in Summer Creek Villas, a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005 in Item 8, Note 5 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of Patriot Tax Credit Plus L.P. (the "Partnership"), has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such, term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

         (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)


                                                By: RCC PARTNERS 96, L.L.C.,
                                                    General Partner


Date:  August 10, 2005
       ---------------
                                                    By: /s/ Alan P. Hirmes
                                                        ------------------
                                                        Alan P. Hirmes,
                                                        Member, President and
                                                        Chief Executive and
                                                        Financial Officer


Date:  August 10, 2005
       ---------------
                                                    By: /s/ Glenn F. Hopps
                                                        ------------------
                                                        Glenn F. Hopps,
                                                        Treasurer and
                                                        Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: August 10, 2005
               ---------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and Chief Financial Officer
     August 10, 2005