Form 10-Q
period 2005-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2005-11-09
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20638


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
         (FORMERLY KNOWN AS PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                   Delaware                                     13-3519080
----------------------------------------------            ----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                              Identification No.)

    625 Madison Avenue, New York, New York                        10022
----------------------------------------------            ----------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information
Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           September 30,     March 31,
                                                                               2005            2005
                                                                           ------------    ------------
                                                                           (Unaudited)      (Audited)
ASSETS

Investment in property:

Land                                                                       $  1,608,757    $  4,005,633
Buildings and improvements                                                   37,395,985      75,814,413
Accumulated depreciation                                                    (16,989,857)    (30,492,001)
                                                                           ------------    ------------
Net investment in property                                                   22,014,885      49,328,045
                                                                           ------------    ------------

Cash and cash equivalents                                                       625,992         942,431
Cash and cash equivalents held in escrow                                      1,081,733       1,987,739
Deferred financing costs, net of accumulation of $847,738 and $4,319,436        319,400       1,009,427
Other assets                                                                    174,358         593,336
                                                                           ------------    ------------

Total assets                                                               $ 24,216,368    $ 53,860,978
                                                                           ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

Mortgage notes payable                                                     $ 20,365,677    $ 43,771,002
Accrued interest payable                                                      2,447,128       2,358,266
Other accrued expenses and liabilities                                        1,006,509       2,818,326
Due to Local General Partners and affiliates of Local Partnerships              999,641       8,017,084
Development fees payable                                                      1,151,510       1,151,510
Real estate taxes payable                                                       170,221         571,993
Due to General Partner and its affiliates                                     1,354,400      11,784,402
                                                                           ------------    ------------

Total liabilities                                                            27,495,086      70,472,583
                                                                           ------------    ------------

Minority interest in local partnerships                                         183,978      (3,891,976)
                                                                           ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

Limited partners (38,125 BUC$ issued and outstanding)                        (7,776,925)    (13,404,752)

General partner (1 BUC$ issued and outstanding)                               4,314,229         685,123
                                                                           ------------    ------------

Total partners' capital (deficit)                                            (3,462,696)    (12,719,629)
                                                                           ------------    ------------

Total liabilities and partners' capital (deficit)                          $ 24,216,368    $ 53,860,978
                                                                           ============    ============


          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                         September 30,                 September 30,
                                                   --------------------------    --------------------------
                                                      2005           2004*          2005           2004*
                                                   -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                      $ 1,184,247    $ 1,184,625    $ 2,337,148    $ 2,357,079
Other income                                            30,185         36,046         59,717         59,659
Interest income                                            809          1,977          1,498          2,602
                                                   -----------    -----------    -----------    -----------

Total revenue                                        1,215,241      1,222,648      2,398,363      2,419,340
                                                   -----------    -----------    -----------    -----------

Expenses
Interest                                               379,323        392,119        750,968        774,701
Interest - related parties (Note 2)                      9,653          9,653         19,306         19,306
Depreciation and amortization                          308,114        290,092        617,024        585,400
Operating and other                                    124,998        120,624        258,296        256,078
Taxes and insurance                                    195,073        189,297        382,563        387,337
Repairs and maintenance                                238,881        238,856        455,013        464,277
General and administrative                             173,803        191,416        368,302        388,545
General and administrative - related parties
  (Note 2)                                             168,989        152,583        338,321        294,373
                                                   -----------    -----------    -----------    -----------

Total expenses                                       1,598,834      1,584,640      3,189,793      3,170,017
                                                   -----------    -----------    -----------    -----------

Loss from operations before minority interest         (383,593)      (361,992)      (791,430)      (750,677)

Minority interest in loss of local partnerships
  from operations                                          279            268            710            676
                                                   -----------    -----------    -----------    -----------
Loss from operations                                  (383,314)      (361,724)      (790,720)      (750,001)
                                                   -----------    -----------    -----------    -----------

Discontinued operations:
Income (loss) from discontinued operations (net
  of minority interest and gain on sale of
  $7,937,240)                                        6,849,276       (520,835)     6,446,827       (994,020)
                                                   -----------    -----------    -----------    -----------

Net income (loss)                                  $ 6,465,962    $  (882,559)   $ 5,656,107    $(1,744,021)
                                                   ===========    ===========    ===========    ===========

Loss from operations - limited partners            $  (381,397)   $  (359,915)   $  (786,766)   $  (746,251)
Income (loss) from discontinued operations -
  limited partners                                   6,815,029       (518,231)     6,414,593       (989,050)
                                                   -----------    -----------    -----------    -----------

Net income (loss) - limited partners               $ 6,433,632    $  (878,146)   $ 5,627,827    $(1,735,301)
                                                   ===========    ===========    ===========    ===========

Number of BUC$ units outstanding - limited
  partners                                              38,125         38,125         38,125         38,125
                                                   ===========    ===========    ===========    ===========

Loss from operations per BUC$ - limited partners   $    (10.00)   $     (9.44)   $    (20.64)   $    (19.57)
Income (loss) from discontinued operations per
  BUC$ - limited partners                               178.75         (13.59)        168.25         (25.94)
                                                   -----------    -----------    -----------    -----------

Net income (loss) per BUC$ - limited partners      $    168.75    $    (23.03)   $    147.61    $    (45.51)
                                                   ===========    ===========    ===========    ===========


 * Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                     Limited          General
                                                      Total          Partners         Partner         BUC$
                                                   ------------    ------------    ------------   ------------
Partners' capital (deficit) - April 1, 2005        $(12,719,629)   $(13,404,752)   $    685,123         38,126

Net income - Six Months ended September 30, 2005      5,656,107       5,627,827          28,280              0

Noncash contribution due to write-off of related
  party debt                                          3,600,826               0       3,600,826              0
                                                   ------------    ------------    ------------   ------------

Partners' capital (deficit) - September 30, 2005   $ (3,462,696)   $ (7,776,925)   $  4,314,229         38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                  September 30,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                          $  5,656,107    $ (1,744,021)
                                                                           ------------    ------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Gain on sale of property                                                     (7,937,240)              0
Depreciation and amortization                                                 1,205,130       1,209,474
Minority interest in loss of local partnerships                                 357,449        (478,234)
Increase in cash held in escrow                                                (393,872)        (78,191)
Increase in real estate taxes payable                                           183,196          77,577
Increase in accrued interest payable                                             88,862         133,610
Decrease (increase) in other assets                                              96,923        (225,559)
Increase in other liabilities                                                   260,169         133,606
Increase in partnership management fees                                         118,732         118,732
Increase (decrease) in public funds payable                                      50,357         (12,023)
Increase (decrease) in asset management fee                                       8,930         (57,237)
                                                                           ------------    ------------
Total adjustments                                                            (5,961,364)        821,755
                                                                           ------------    ------------
Net cash used in operating activities                                          (305,257)       (922,266)
                                                                           ------------    ------------

Cash flows from investing activities:
Investment in property                                                          (17,567)              0
Proceeds from sale of property                                               45,500,000               0
Costs paid relating to sale of property                                      (7,671,272)              0
                                                                           ------------    ------------
Net cash provided by investing activities                                    37,811,161               0
                                                                           ------------    ------------

Cash flows from financing activities:
Payments of mortgage notes                                                  (23,405,325)       (433,730)
(Repayments) advances from General Partner                                  (10,222,615)        739,838
Increase in due to Local General Partners and affiliates of Local
  Partnerships, General Partners and its affiliates                             139,836         433,228
Decrease in due to Local General Partners and affiliates of Local
  Partnerships, General Partner and its affiliates                           (4,334,239)       (218,250)
                                                                           ------------    ------------
Net cash (used in) provided by financing activities                         (37,822,343)        521,086
                                                                           ------------    ------------

Net decrease in cash and cash equivalents                                      (316,439)       (401,180)

Cash and cash equivalents at beginning of period                                942,431       1,216,053
                                                                           ------------    ------------

Cash and cash equivalents at end of period                                 $    625,992    $    814,873
                                                                           ============    ============

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                              $  2,302,257    $  2,282,339
                                                                           ============    ============

Summarized below are the components of the gain on sale of property:

Decrease in investment in property, net of accumulated depreciation        $ 26,272,119    $          0
Decrease in deferred costs                                                      543,505               0
Decrease in other assets                                                        322,055               0
Decrease in cash held in escrow                                               1,299,878               0
Increase in other liabilities                                                 5,599,285               0
Decrease in real estate taxes payable                                          (584,968)              0
Decrease in due to Local General Partners and affiliates of Local
  Partnerships, General Partner and its affiliates                           (2,823,040)              0
Increase in due to General Partner and affiliates                             6,933,926               0

Summarized below are the noncash activities:

Contribution from write-off of related party debt - general partner        $  3,600,826    $          0
Contribution from write-off of related party debt - minority interest         3,718,506               0


          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 8 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the general partner of the Partnership, which is RCC Partners 96, L.L.C. (the "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of September 30, 2005, the Partnership has sold the property and the related assets and liabilities of one Local Partnership.

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. Occupancy rates are as of June 30, 2005.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, the results of operations for the three and six months ended September 30, 2005 and 2004 and cash flows for the six months ended September 30, 2005 and 2004. However, the operating results and cash flows for the six months ended September 30, 2005 may not be indicative of the results for the year.

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

Certain items from the prior quarters' presentation have been reclassified to conform to current quarter's presentation.


Note 2 - Related Parties

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                       Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       -------------------   -------------------
                                                         2005       2004*      2005       2004*
                                                       --------   --------   --------   --------
Partnership management fees (a)                        $ 59,718   $ 59,718   $118,732   $118,732
Expense reimbursement (b)                                49,717     33,563    102,076     56,664
Local administrative fees (d)                             4,438      4,438      8,875      8,875
                                                       --------   --------   --------   --------
Total general and administrative - General Partner      113,873     97,719    229,683    184,271
                                                       --------   --------   --------   --------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)     55,116     54,864    108,638    110,102
                                                       --------   --------   --------   --------
Total general and administrative - related parties     $168,989   $152,583   $338,321   $294,373
                                                       ========   ========   ========   ========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2005 and 2004 were as follows (Note 4):

                                                       Three Months Ended  Six Months Ended
                                                         September 30,       September 30,
                                                       -----------------   -----------------
                                                        2005      2004      2005      2004
                                                       -------   -------   -------   -------
Local administrative fees (d)                          $   625   $   625   $ 1,250   $ 1,250
                                                       -------   -------   -------   -------
Total general and administrative - General Partner         625       625     1,250     1,250
                                                       -------   -------   -------   -------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)    27,498    27,498    54,996    54,996
                                                       -------   -------   -------   -------
Total general and administrative - related parties     $28,123   $28,123   $56,246   $56,246
                                                       =======   =======   =======   =======


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,256,000 and $1,138,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $164,000 and $105,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively.

(c) As of September 30, 2005, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner. Property management fees incurred by subsidiary partnerships amounted to $88,206 and $175,794 and $88,414 and $177,377 for the three and six months ended September 30, 2005 and 2004, respectively. Of these fees $82,614 and $163,634 and $82,362 and $165,098 were earned by affiliates of the Local General Partners, of which $27,498 and $54,996 and $27,498 and $54,996 were also earned by affiliates of the Partnership and are included in discontinued operations.

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

B)  Interest Related Party Expenses

Interest expense incurred to related parties from operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                         Three Months Ended   Six Months Ended
                            September 30,       September 30,
                         ------------------   -----------------
                          2005       2004      2005      2004
                         -------    -------   -------   -------
Hill Top (a)             $ 9,653    $ 9,653   $19,306   $19,306
                         =======    =======   =======   =======

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)



a) In connection with the construction, financing and development of the Apartment Complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance at September 30, 2005 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for both the three and six months ended September 30, 2005 and 2004 totaled $9,653 and $19,306, respectively, and are included in the line item "Interest-related parties" in the financial statements.

Interest expense incurred to related parties from discontinued operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                          Three Months Ended      Six Months Ended
                              September 30,         September 30,
                          -------------------   -------------------
                            2005       2004       2005       2004
                          --------   --------   --------   --------
Summer Creek Villas (b)   $ 34,788   $151,290   $248,435   $288,745
                          ========   ========   ========   ========


b) During the six months ended September 30, 2005, the General Partner and its affiliates advanced $566,155 to the Partnership and as of September 30, 2005 and March 31, 2005, total advances outstanding are $12,350,557 (of which $10,996,157 was classified as discontinued operations - see Note 4) and $11,784,402, respectively. The advances are unsecured, and bear interest at prime +2% and are due on demand.

The Partnership, in turn, used these funds to make operating advances to Summer Creek Villas Local Partnership ("Summer Creek Villas"). The advances were unsecured, bearing interest at prime +2%, and were payable from cash flow as defined by the local partnership agreement. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction financing and development of the property in the amount of $3,700,000, bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of Summer Creek Villas. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the three and six months ended September 30, 2005 and 2004 totaled $34,788 and $248,435 and $151,290 and $288,745, respectively. Such interest expense is included in the line item "Interest-related parties" in the financial statements (see Note 4).

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser (see Note 3). Certain advances and loans (including accrued interest) made to Summer Creek Villas were repaid from available net sale proceeds as defined by the local partnership agreement.


Note 3 - Sale of Property

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2005, the Partnership sold the property and the related assets and liabilities of one Local Partnership. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser for $45,500,000. The sale resulted in a gain of approximately $7,937,000, a non-cash contribution by the Local General Partner due to the write-off of related party debt of approximately $3,719,000 and a non-cash contribution by the General Partner of $3,601,000. The net proceeds received were used to repay the mortgage and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as defined by the local partnership agreement. As of the sale date, Summer Creek Villas had property and equipment, at cost, of approximately $40,833,000, accumulated depreciation of approximately $14,561,000 and mortgage debt of approximately $22,884,000.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)



Note 4 - Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2005, Summer Creek Villas, which was sold on July 14, 2005, was classified as discontinued operations on the Consolidated Statements of Operations. For the three and six months ended September 30, 2004 and in order to present comparable results to the three and six months ended September 30, 2005, Summer Creek Villas was classified as discontinued operations.

Consolidated Statements of Discontinued Operations:

                                                    Three Months Ended              Six Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------    --------------------------
                                                    2005           2004           2005            2004
                                                 -----------    -----------    -----------    -----------
Revenues

Rental income                                    $ 1,363,130    $ 1,281,965    $ 2,645,046    $ 2,519,433
Other                                                158,139        163,671        300,501        319,313
Interest                                                   0          1,858              0          1,904
                                                 -----------    -----------    -----------    -----------
Total revenue                                      1,521,269      1,447,494      2,945,547      2,840,650
                                                 -----------    -----------    -----------    -----------

Expenses

Interest                                             772,833        663,637      1,372,410      1,333,197
Interest-related parties (Note 2)                     34,788        151,290        248,435        288,745
Depreciation and amortization                        294,053        312,037        588,106        624,074
Operating and other                                   78,185         77,845        146,262        157,748
Taxes and insurance                                  187,802        178,229        386,418        360,623
Repairs and maintenance                              351,614        491,986        703,818        890,404
General and administrative                           310,327        315,407        576,106        601,191
General and administrative - related parties
  (Note 2)                                            28,123         28,123         56,246         56,246
                                                 -----------    -----------    -----------    -----------

Total expenses                                     2,057,725      2,218,554      4,077,801      4,312,228
                                                 -----------    -----------    -----------    -----------

Loss before minority interest and gain on sale
  of property                                       (536,456)      (771,060)    (1,132,254)    (1,471,578)
Gain on sale of property                           7,937,240              0      7,937,240              0
Minority interest in (income) loss of
  subsidiaries from discontinued operations         (551,508)       250,225       (358,159)       477,558
                                                 -----------    -----------    -----------    -----------
Total income (loss) from discontinued
  operations                                     $ 6,849,276    $  (520,835)   $ 6,446,827    $  (994,020)
                                                 ===========    ===========    ===========    ===========

Income (loss) - limited partners from
  discontinued operations                        $ 6,815,029    $  (518,231)   $ 6,414,593    $  (989,050)
                                                 ===========    ===========    ===========    ===========

Number of BUC$ units outstanding                      38,125         38,125         38,125         38,125
                                                 ===========    ===========    ===========    ===========

Income (loss) discontinued operations per BUC$   $    178.75    $    (13.59)   $    168.25    $    (25.94)
                                                 ===========    ===========    ===========    ===========


Cash flows from Discontinued Operations:

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                   2005           2004
                                                                               ------------   ------------

Net cash used in operating activities                                          $   (496,369)  $ (1,091,184)
                                                                               ------------   ------------

Net cash provided by investing activities                                      $ 37,828,728   $         0
                                                                               ------------   ------------

Net cash (used in) provided by financing activities                            $(37,761,794)  $   815,847
                                                                               ------------   ------------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


Note 5 - Commitments and Contingencies

Summer Creek Villas
-------------------

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser (see Note 3). The buyer absorbed any and all costs to the property caused by recent hurricanes (see below) that had been unrepaired at closing. At the date of sale, July 14, 2005, the insurance claim with respect to the hurricane damage was in the resolution stage with the insurance company and all insurance proceeds will be paid to Summer Creek Villas, with no further potential liability on the part of Summer Creek Villas.

Prior to its sale, Summer Creek Villas had experienced lower than expected economic occupancy levels over the course of the last several years, which resulted in recurring losses from operations and adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2004 and 2003, Summer Creek Villas' operations were impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas was unable to obtain maximum rents as potential residents were restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas had been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (the Class C limited partner) which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provided for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements were reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) were obtained in accordance with the loans to be provided under the funding agreement. Loans made through December 31, 2004 to fund operating deficits total $14,493,656 and are comprised of $10,993,656 from the Partnership (which was eliminated in consolidation) and $3,700,000 from the Class C limited partner, which included an emergency hurricane repair advance of $200,000.

On September 3, 2004 Summer Creek Villas was damaged by Hurricane Frances. Additional damage was caused by Hurricane Jeanne on September 25, 2004. The hurricanes caused extensive damage which will require roofing to be replaced on substantially all of the buildings of Summer Creek Villas. In addition, Summer Creek Villas incurred costs to clean up after the hurricanes and costs to repair damages to certain units. In total, damages were estimated to be approximately $1,218,000. As of June 30, 2005 the insurance claim with respect to the hurricane damage had not been settled and repairs have not begun. There is a delay because the insurance company is in the process of determining whether the entire roof of each building needs to be replaced. Repairs are expected to consist of removing existing roofing material and installing new roofing material. Through June 30, 2005 Summer Creek Villas incurred $255,000 of costs associated with temporary repairs and clean-up.


Note 6 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). As of September 30, 2005, the Partnership sold the property and the related assets and liabilities of one Local Partnership. See
Note 3 for a discussion of Sale of Property.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level. As of September 30, 2005, there was approximately $97,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Partnership will not be in a position to meet its obligations.

For the six months ended September 30, 2005, cash and cash equivalents of the Partnership and its Local Partnerships decreased approximately $316,000. The decrease is attributable to net cash used in operating activities ($305,000), investment in property ($18,000), costs paid relating to sale of property ($7,671,000), payments of mortgage notes ($23,405,000), repayments to the General Partner ($10,223,000) and a net decrease in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($4,194,000) which exceeded net proceeds from sale of property ($45,500,000). Included in adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $1,205,000 and a gain on sale of property of approximately $7,937,000.

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

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $1,256,000 and $1,138,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows). At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through September 30, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and six months ended September 30, 2005 and 2004. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased less than 1% for both the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to decreases in occupancy at two Local Partnerships partially offset by rental rate increases at the other Local Partnerships.

Other income decreased by approximately $6,000 for the three months ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to a late fee adjustment in the first quarter of 2004 at one Local Partnership.

Total expenses, excluding general and administrative-related parties, remained fairly consistent with a decrease of less than 1% for both the three and six months ended September 30, 2005 as compared to the same periods in 2004.

General and administrative-related parties increased approximately $16,000 and $44,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in expense reimbursements at the Partnership level.

Property Information
---------------------

Occupancies at the properties were as follows:

                                                               June 30,
                                                      --------------------------
                                                         2005           2004
                                                      -----------     ----------
Property

Hubbard's Ridge                                            84%            77%
Cutler Canal II                                            97             96
Diamond Street                                             94             96
Papillion Heights                                          81             77
Hill Top Homes                                             78             91
Summer Creek Villas*                                       96             96
Brookland Park Plaza                                       95             94
Compton Townhouses                                         97             97


* Subsequently sold on July 14, 2005. See Note 3 to the financial statements.

(Occupancies are calculated by dividing occupied units by total available units).

As of June 30, 2005 the Partnership had a 66.5% interest in Summer Creek Villas, (which was sold on July 14, 2005), a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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

Item 4.  Controls and Procedures

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such, term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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



Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On November 8, 2005, CharterMac announced that Stuart J. Boesky will step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of RCC Partners 96, LLC (the "General Partner"). Upon his stepping down, which will be effective on November 15, 2005, he will also resign from his position as Executive Vice President and Chief Operating Officer of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

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


Date:  November 9, 2005
       ----------------

                                                    By: /s/ Alan P. Hirmes
                                                        ------------------
                                                        Alan P. Hirmes,
                                                        Member, President and
                                                        Chief Executive and
                                                        Financial Officer


Date:  November 9, 2005
       ----------------
                                                    By: /s/ Glenn F. Hopps
                                                        ------------------
                                                        Glenn F. Hopps,
                                                        Treasurer and
                                                        Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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



         Date: November 9, 2005
               ----------------

                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and Chief Financial Officer
     November 9, 2005