Form 10-Q
period 2005-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2006-02-13
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20638


                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (FORMERLY KNOWN AS PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   Delaware                                       13-3519080
----------------------------------------------               -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)

    625 Madison Avenue, New York, New York                          10022
----------------------------------------------               -------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


                                       N/A
          ------------------------------------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information
Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       December 31,      March 31,
                                                                           2005            2005
                                                                       ------------    ------------
                                                                       (Unaudited)      (Audited)
OPERATING ASSETS

Investment in property:

Land                                                                   $  1,501,520    $  4,005,633
Buildings and improvements                                               32,239,993      75,814,413
Accumulated depreciation                                                (14,608,237)    (30,492,001)
                                                                       ------------    ------------
Net investment in property                                               19,133,276      49,328,045
                                                                       ------------    ------------

Cash and cash equivalents                                                   416,138         942,431
Cash and cash equivalents held in escrow                                    845,432       1,987,739
Deferred financing costs, net of accumulation of $814,031 and
  $4,319,436, respectively                                                  223,586       1,009,427
Other assets                                                                216,456         593,336
                                                                       ------------    ------------

Total operating assets                                                   20,834,888      53,860,978
                                                                       ------------    ------------

Assets from discontinued operations (Note 4)
  Investment in property held for sale, net of accumulated
    depreciation of $2,676,195 and $0, respectively                       2,634,655               0
  Net assets held for sale                                                  355,785               0
                                                                       ------------    ------------

Total asset from discontinued operations                                  2,990,440               0
                                                                       ------------    ------------

Total assets                                                           $ 23,825,328    $ 53,860,978
                                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

  Mortgage notes payable                                               $ 15,838,536    $ 43,771,002
  Accrued interest payable                                                2,536,354       2,358,266
  Other accrued expenses and liabilities                                    691,751       2,818,326
  Due to Local General Partners and affiliates of Local Partnerships        692,803       8,017,084
  Development fees payable                                                1,151,510       1,151,510
  Real estate taxes payable                                                 145,607         571,993
  Due to General Partner and its affiliates                               1,398,372      11,784,402
                                                                       ------------    ------------

Total operating liabilities                                              22,454,933      70,472,583
                                                                       ------------    ------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                          4,436,430               0
  Net liabilities held for sale (including minority interest)               566,161               0
                                                                       ------------    ------------
Total liabilities from discontinued operations                            5,002,591               0
                                                                       ------------    ------------

Minority interest in Local Partnerships                                     183,221      (3,891,976)
                                                                       ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$ issued and outstanding)                  (8,127,883)    (13,404,752)

  General partner (1 BUC$ issued and outstanding)                         4,312,466         685,123
                                                                       ------------    ------------

Total partners' capital (deficit)                                        (3,815,417)    (12,719,629)
                                                                       ------------    ------------

Total liabilities and partners' capital (deficit)                      $ 23,825,328    $ 53,860,978
                                                                       ============    ============


          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                              December 31,                  December 31,
                                                       --------------------------    --------------------------
                                                          2005           2004*          2005           2004*
                                                       -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                          $   924,670    $   955,878    $ 2,814,261    $ 2,881,610
Other income                                                38,043         16,359         84,198         64,886
Interest income                                                623            735          1,232          3,171
                                                       -----------    -----------    -----------    -----------

Total revenue                                              963,336        972,972      2,899,691      2,949,667
                                                       -----------    -----------    -----------    -----------

Expenses
Interest                                                   301,047        320,907        890,237        931,235
Interest - related parties (Note 2)                          9,653          9,653         28,959         28,959
Depreciation and amortization                              263,536        252,333        788,725        745,898
Operating and other                                        119,449        129,536        337,765        345,343
Taxes and insurance                                        160,357        141,650        450,150        436,587
Repairs and maintenance                                    156,765        147,337        467,856        501,475
General and administrative                                 126,036        165,428        427,942        480,143
General and administrative - related
  parties (Note 2)                                         115,081        145,623        433,619        421,075
                                                       -----------    -----------    -----------    -----------

Total expenses                                           1,251,924      1,312,467      3,825,253      3,890,715
                                                       -----------    -----------    -----------    -----------

Loss from operations before minority interest             (288,588)      (339,495)      (925,562)      (941,048)

Minority interest in loss of Local Partnerships
  from operations                                              757            392          1,467          1,068
                                                       -----------    -----------    -----------    -----------
Loss from operations                                      (287,831)      (339,103)      (924,095)      (939,980)
                                                       -----------    -----------    -----------    -----------

Discontinued operations:
(Loss) income from discontinued operations (net
  of minority interest and gain on sale of 7,873,069)      (64,890)      (610,293)     6,227,481     (1,753,437)
                                                       -----------    -----------    -----------    -----------

Net (loss) income                                      $  (352,721)   $  (949,396)   $ 5,303,386    $(2,693,417)
                                                       ===========    ===========    ===========    ===========

Loss from operations - limited partners                $  (286,392)   $  (337,407)   $  (919,474)   $  (935,280)
(Loss) income from discontinued operations -
  limited partners                                         (64,565)      (607,242)     6,196,343     (1,744,670)
                                                       -----------    -----------    -----------    -----------

Net (loss) income - limited partners                   $  (350,957)   $  (944,649)   $ 5,276,869    $(2,679,950)
                                                       ===========    ===========    ===========    ===========

Number of BUC$ units outstanding - limited
  partners                                                  38,125         38,125         38,125         38,125
                                                       ===========    ===========    ===========    ===========

Loss from operations per BUC$ - limited partners       $     (7.51)   $     (8.85)   $    (24.12)   $    (24.53)
(Loss) income from discontinued operations per
  BUC$ - limited partners                                    (1.69)        (15.93)        162.53         (45.76)
                                                       -----------    -----------    -----------    -----------

Net (loss) income per BUC$ - limited partners          $     (9.20)   $    (24.78)   $    138.41    $    (70.29)
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                     Limited          General
                                                       Total         Partners         Partner          BUC$
                                                   ------------    ------------    ------------   ------------
Partners' capital (deficit) - April 1, 2005        $(12,719,629)   $(13,404,752)   $    685,123   $     38,126

Net income - Nine Months ended December 31, 2005      5,303,386       5,276,869          26,517              0

Noncash contribution due to write-off of related
  party debt                                          3,600,826               0       3,600,826              0
                                                   ------------    ------------    ------------   ------------

Partners' capital (deficit) - December 31, 2005    $ (3,815,417)   $ (8,127,883)   $  4,312,466   $     38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                December 31,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                       $  5,303,386    $ (2,693,417)
                                                                        ------------    ------------
Adjustments to reconcile net income (loss) to net cash
  used in  operating activities:

Gain on sale of property                                                  (7,873,069)              0
Depreciation and amortization                                              1,524,301       1,819,759
Minority interest in income (loss) of local partnerships                     356,691        (731,745)
Increase in cash held in escrow                                             (392,113)       (442,381)
Increase in real estate taxes payable                                        242,795         169,032
Increase in accrued interest payable                                         209,708         358,513
Decrease (increase) in other assets                                           22,893        (206,152)
Increase (decrease) in other liabilities                                      21,228         (83,942)
Increase in partnership management fees                                      126,232         178,450
Increase in public funds payable                                             101,848          20,036
Increase (decrease) in asset management fee                                   16,255         (52,507)
                                                                        ------------    ------------
Total adjustments                                                         (5,643,231)      1,029,063
                                                                        ------------    ------------
Net cash used in operating activities                                       (339,845)     (1,664,354)
                                                                        ------------    ------------

Cash flows from investing activities:
Investment in property                                                       (65,188)        (19,192)
Proceeds from sale of property                                            45,500,000               0
Costs paid relating to sale of property                                   (7,671,272)              0
                                                                        ------------    ------------
Net cash provided by (used in) investing activities                       37,763,540         (19,192)
                                                                        ------------    ------------

Cash flows from financing activities:
Payments of mortgage notes                                               (23,496,036)       (609,787)
(Repayments) advances from General Partner                               (10,254,334)        991,663
Increase in due to Local General Partners and affiliates of
  Local Partnerships, General Partners and its affiliates                    142,981       1,194,337
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                  (4,334,239)       (212,961)
                                                                        ------------    ------------
Net cash (used in) provided by financing activities                      (37,941,628)      1,363,252
                                                                        ------------    ------------

Net decrease in cash and cash equivalents                                   (517,933)       (320,294)

Cash and cash equivalents at beginning of period                             942,431       1,216,053
                                                                        ------------    ------------

Cash and cash equivalents at end of period                              $    424,498    $    895,759
                                                                        ============    ============

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                           $  2,579,278    $  3,295,142
                                                                        ============    ============

Summarized below are the components of the gain on sale of property:

Decrease in investment in property, net of accumulated depreciation     $ 26,272,119    $          0
Decrease in deferred costs                                                   533,772               0
Decrease in other assets                                                     322,055               0
Decrease in cash held in escrow                                            1,299,878               0
Increase in other liabilities                                              5,673,189               0
Decrease in real estate taxes payable                                       (584,968)              0
Decrease in due to Local General Partners and affiliates of Local
  Partnerships, General Partner and its affiliates                        (2,823,040)              0
Increase in due to General Partner and affiliates                          6,933,926               0

Summarized below are the noncash activities:

Contribution from write-off of related party debt - general partner     $  3,600,826    $          0
Contribution from write-off of related party debt - minority interest      3,718,506               0


          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 8 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the general partner of the Partnership, which is RCC Partners 96, L.L.C. (the "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of December 31, 2005, the Partnership has sold the property and the related assets and liabilities of one Local Partnership. Subsequently, the Partnership sold the property and the related assets and liabilities of another Local Partnership (see Note 7).

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. Occupancy rates are as of September 30, 2005.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, the results of operations for the three and nine months ended December 31, 2005 and 2004 and cash flows for the nine months ended December 31, 2005 and 2004. However, the operating results and cash flows for the nine months ended December 31, 2005 may not be indicative of the results for the year.

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

Certain items from the prior quarters' presentations have been reclassified to conform to the current quarter's presentation.


Note 2 - Related Parties

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                        Three Months Ended    Nine Months Ended
                                                           December 31,          December 31,
                                                       -------------------   -------------------
                                                         2005       2004*      2005       2004*
                                                       --------   --------   --------   --------
Partnership management fees (a)                        $  7,500   $ 59,718   $126,232   $178,450
Expense reimbursement (b)                                58,816     36,789    160,892     93,453
Local administrative fees (d)                             3,813      3,813     11,438     11,438
                                                       --------   --------   --------   --------
Total general and administrative - General Partner       70,129    100,320    298,562    283,341
                                                       --------   --------   --------   --------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)     44,952     45,303    135,057    137,734
                                                       --------   --------   --------   --------
Total general and administrative - related parties     $115,081   $145,623   $433,619   $421,075
                                                       ========   ========   ========   ========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2005 and 2004 were as follows (Note 4):

                                                        Three Months Ended    Nine Months Ended
                                                           December 31,          December 31,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
Local administrative fees (d)                          $  1,250   $  1,250   $  3,750   $  3,750
                                                       --------   --------   --------   --------
Total general and administrative - General Partner        1,250      1,250      3,750      3,750
                                                       --------   --------   --------   --------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)     14,548     37,795     88,077    110,462
                                                       --------   --------   --------   --------
Total general and administrative - related parties     $ 15,798   $ 39,045   $ 91,827   $114,212
                                                       ========   ========   ========   ========


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,264,000 and $1,138,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $223,000 and $105,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively.

(c) As of December 31, 2005, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner. Property management fees incurred by subsidiary partnerships amounted to $65,435 and $241,229 and $89,281 and $266,658 for the three and nine months ended December 31, 2005 and 2004, respectively. Of these fees $59,500 and $223,134 and $83,098 and $248,196 were earned by affiliates of the Local General Partners, of which $14,548 and $88,077 and $37,795 and $110,462 were also earned by affiliates of the Partnership and are included in discontinued operations.

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

B)  Interest-Related Party Expenses

Interest expense incurred to related parties from operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                       Three Months Ended    Nine Months Ended
                                                           December 31,          December 31,
                                                       -------------------   ------------------
                                                         2005       2004       2005       2004
                                                       -------    -------    -------    -------

Hill Top (a)                                           $ 9,653    $ 9,653    $28,959    $28,959
                                                       =======    =======    =======    =======

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance at December 31, 2005 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for both the three and nine months ended December 31, 2005 and 2004 totaled $9,653 and $28,959, respectively, and are included in the line item "Interest-related parties" in the financial statements.

Interest expense incurred to related parties from discontinued operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                           Three Months Ended    Nine Months Ended
                              December 31,          December 31,
                          -------------------   -------------------
                            2005       2004       2005       2004
                          --------   --------   --------   --------
Summer Creek Villas (b)   $      0   $163,981   $248,435   $452,726
                          ========   ========   ========   ========


b) During the nine months ended December 31, 2005, the General Partner and its affiliates advanced $250,000 to the Partnership to make operating advances to Summer Creek Villas Local Partnership ("Summer Creek Villas"). As of December 31, 2005 and March 31, 2005, total advances outstanding to Summer Creek Villas were $0 and $10,743,656, respectively. The advances were unsecured, bearing interest at prime +2%, and were payable from cash flow as defined by the local partnership agreement. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction financing and development of the property in the amount of $3,700,000, bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of Summer Creek Villas. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the three and nine months ended December 31, 2005 and 2004 totaled $0 and $248,435 and $163,981 and $452,726, respectively. Such interest expense is included in the line item "Interest-related parties" in the financial statements (see Note 4).

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser (see Note 3). Certain advances and loans (including accrued interest) made to Summer Creek Villas were repaid from available net sale proceeds as defined by the local partnership agreement.


Note 3 - Sale of Property

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 31, 2005, the Partnership sold the property and the related assets and liabilities of one Local Partnership. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, the Partnership sold the property and the related assets and liabilities of another Local Partnership (see Note 7).

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser for $45,500,000. The sale resulted in a gain of approximately $7,873,000, a non-cash contribution by the Local General Partner due to the write-off of related party debt of approximately $3,719,000 and a non-cash contribution by the General Partner of $3,601,000. The net proceeds received were used to repay the mortgage and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as defined by the local partnership agreement. As of the sale date, Summer Creek Villas had property and equipment, at cost, of approximately $40,833,000, accumulated depreciation of approximately $14,600,000 and mortgage debt of approximately $22,884,000.

On December 23, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of RMB Limited Partnership (Hubbard's Ridge) ("Hubbard's Ridge") to a third party purchaser for $4,950,000. The sales documents have been executed and closing occurred on January 18, 2006 (see Note 7). Hubbard's Ridge is being held as an asset held for sale as of December 31, 2005. As of September 30, 2005, Hubbard's Ridge had property and equipment, at cost, of approximately $5,310,000, accumulated

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


depreciation of approximately $2,676,000 and mortgage debt of approximately $4,436,000.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnership that is classified as discontinued operations because the respective Local Partnership was classified as an asset held for sale. As of December 31, 2005, Hubbard's Ridge was classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheet of Discontinued Operations:

                                                              December 31,    March 31,
                                                                  2005           2005
                                                              -----------    -----------
Assets
  Investment in property:
    Land                                                      $   107,237    $         0
    Building and improvements                                   5,203,613              0
    Accumulated depreciation                                   (2,676,195)            (0)
                                                              -----------    -----------
    Net investment in property                                  2,634,655              0
                                                              -----------    -----------
  Cash and cash equivalents                                         8,360              0
  Cash and cash equivalents held in escrow                        234,542              0
  Deferred financing costs, net of accumulated amortization
    of $48,570 and $0, respectively                                80,951              0
  Other assets                                                     31,932              0
                                                              -----------    -----------
Total assets                                                  $ 2,990,440    $         0
                                                              ===========    ===========

Liabilities
  Mortgage notes payable                                        4,436,430    $         0
  Accrued interest payable                                         31,620              0
  Other accrued expense and liabilities                           149,720              0
  Due to Local General Partners and affiliates of Local
    Partnerships                                                  309,983              0
  Real estate taxes payable                                        84,213              0
  Due to General Partners and its affiliates                       (9,375)             0
                                                              -----------    -----------
Total liabilities                                             $ 5,002,591    $         0
                                                              ===========    ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2005, Summer Creek Villas, which was sold on July 14, 2005, and Hubbard`s Ridge were classified as discontinued operations on the Consolidated Statements of Operations. For the three and nine months ended December 31, 2004 and in order to present comparable results to the three and nine months ended December 31, 2005, Summer Creek Villas and Hubbard's Ridge were classified as discontinued operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                         Three Months Ended            Nine Months Ended
                                                            December 31,                  December 31,
                                                     --------------------------    --------------------------
                                                       2005             2004             2005            2004
                                                     -----------    -----------    -----------    -----------
Revenues

Rental income                                        $   461,013    $ 1,385,432    $ 3,553,616    $ 4,336,212
Other                                                     43,837        184,486        357,900        514,931
Interest                                                     760          1,056          1,649          3,126
                                                     -----------    -----------    -----------    -----------
Total revenue                                            505,610      1,570,974      3,913,165      4,854,269
                                                     -----------    -----------    -----------    -----------

Expenses

Interest                                                  87,167        743,165      1,621,355      2,240,735
Interest-related parties (Note 2)                              0        163,981        248,435        452,726
Depreciation and amortization                             55,635        357,952        735,576      1,073,861
Operating and other                                       34,430        103,139        220,672        301,158
Taxes and insurance                                       94,182        235,196        573,370        688,219
Repairs and maintenance                                  129,586        496,866        977,326      1,497,409
General and administrative                                89,531        295,042        732,033        970,063
General and administrative - related parties
  (Note 2)                                                15,798         39,045         91,827        114,212
                                                     -----------    -----------    -----------    -----------

Total expenses                                           506,329      2,434,386      5,200,594      7,338,383
                                                     -----------    -----------    -----------    -----------

(Loss) income before minority interest and
  gain on sale of property                                  (719)      (863,412)    (1,287,429)    (2,484,114)
(Loss) gain on sale of property                          (64,171)             0      7,873,069              0
Minority interest in (income) loss of
  subsidiaries from discontinued operations                    0        253,119       (358,159)       730,677
                                                     -----------    -----------    -----------    -----------
Total (loss) income from discontinued
  operations                                         $   (64,890)   $  (610,293)   $ 6,227,481    $(1,753,437)
                                                     ===========    ===========    ===========    ===========

(Loss) income - limited partners from discontinued
  operations                                         $   (64,565)   $  (607,242)   $ 6,196,343    $(1,744,670)
                                                     ===========    ===========    ===========    ===========

Number of BUC$ units outstanding                          38,125         38,125         38,125         38,125
                                                     ===========    ===========    ===========    ===========

(Loss) income discontinued operations per BUC$       $     (1.69)   $    (15.93)   $    162.53    $    (45.76)
                                                     ===========    ===========    ===========    ===========




Cash flows from Discontinued Operations:
                                                                                        Nine Months Ended
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                      2005            2004
                                                                                   ------------    ------------

Net cash used in operating activities                                              $   (562,501)   $ (1,977,824)
                                                                                   ------------    ------------

Net cash provided by investing activities                                          $ 37,828,728    $          0
                                                                                   ------------    ------------

Net cash (used in) provided by financing activities                                $(37,705,833)   $  1,690,968
                                                                                   ------------    ------------

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


Note 5 - Commitments and Contingencies

Summer Creek Villas
-------------------

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser (see Note 3). The buyer absorbed any and all costs to the property caused by recent hurricanes (see below) that had been unrepaired at closing. At the date of sale, the insurance claim with respect to the hurricane damage was in the resolution stage with the insurance company; all insurance proceeds will be paid to Summer Creek Villas, rather than the buyer, with no further potential liability on the part of Summer Creek Villas.

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

On September 3, 2004, Summer Creek Villas was damaged by Hurricane Frances. Additional damage was caused by Hurricane Jeanne on September 25, 2004. The hurricanes caused extensive damage which will require roofing to be replaced on substantially all of the buildings of Summer Creek Villas. In addition, Summer Creek Villas incurred costs to clean up after the hurricanes and costs to repair damages to certain units. In total, damages were estimated to be approximately $1,218,000. As of July 14, 2005 the insurance claim with respect to the hurricane damage had not been settled and repairs have not begun. There is a delay because the insurance company is in the process of determining whether the entire roof of each building needs to be replaced. Repairs, which are now the responsibility of the buyer, are expected to consist of removing existing roofing material and installing new roofing material. Through July 14, 2005 Summer Creek Villas incurred $255,000 of costs associated with temporary repairs and clean-up.


Note 6 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154
requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 has not had a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The adoption of EITF 04-5 has not had a material effect on the consolidated financial statements.


Note 7 - Subsequent Event

On January 18, 2006, the Partnership sold the property and the related assets and liabilities of Hubbard's Ridge to a third party purchaser for $4,950,000. The sale will result in a gain of approximately $2,075,000 which will be recognized on the Partnership's Form 10-K dated March 31, 2006. The sale will result in the liquidation of Hubbard's Ridge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). As of December 31, 2005, the Partnership sold the property and the related assets and liabilities of one Local Partnership. See
Note 3 for a discussion of Sale of Property. Subsequently, the Partnership sold the property and the related assets and liabilities of another Local Partnership (see Note 7).

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level. As of December 31, 2005, there was approximately $58,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Partnership will not be in a position to meet its obligations.

For the nine months ended December 31, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $518,000. The decrease is attributable to net cash used in operating activities ($340,000), investment in property ($65,000), costs paid relating to sale of property ($7,671,000), payments of mortgage notes ($23,496,000), repayments to the General Partner ($10,254,000) and a net decrease in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($4,191,000) which exceeded net proceeds from sale of property ($45,500,000). Included in adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $1,524,000 and a gain on sale of property of approximately $7,873,000.

Other accrued expenses and liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $1,264,000 and $1,138,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts (see Note 2).

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in eight Local Partnerships, all of which have their Tax Credits fully in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The compliance period will end at various dates through December 31, 2007 with respect to the properties depending upon when the Tax Credit period commenced.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows). At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through December 31, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and nine months ended December 31, 2005 and 2004. Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased 3% and 2% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to decreases in occupancy at three Local Partnerships partially offset by rental rate increases at the other Local Partnerships.

Other income increased approximately $22,000 and $19,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in application fees and late charges at one Local Partnership.

Total expenses, excluding taxes and insurance, general and administrative and general and administrative-related parties, remained fairly consistent with decreases of approximately 1% and 2% for the three and nine months ended December 31, 2005 as compared to the same periods in 2004.

Taxes and insurance increased approximately $19,000 and $14,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to increased insurance premiums at one Local Partnership.

General and administrative decreased approximately $39,000 and $52,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to a decrease in management and administrative salaries at one Local Partnership and a decrease in management payroll, payroll taxes and bookkeeping costs at a second Local Partnership.

General and administrative-related parties decreased approximately $31,000 for the three months ended December 31, 2005 as compared to the corresponding period in 2004, primarily due to a decrease in partnership management fees, due to the sale of Summer Creek Villas, offset by an increase in expense reimbursements at the Partnership level during the three months ended December 31, 2005.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                          September 30,
                                                    --------------------------
                                                        2005           2004
                                                    -----------     ----------
Property

Hubbard's Ridge                                          89%            78%
Cutler Canal II                                          98             97
Diamond Street                                           96             92
Papillion Heights                                        92             92
Hill Top Homes                                           84             87
Summer Creek Villas                                       *             94
Brookland Park Plaza                                     95             95
Compton Townhouses                                       82             97

(*) Sold on July 14, 2005. See Note 3 to the financial statements.

(Occupancies are calculated by dividing occupied units by total available units).


As of September 30, 2005 the Partnership had a 98% interest in Hubbard's Ridge, Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

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



Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         Boesky Resignation
         ------------------
         On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the managing member of RCC Partners 96, LLC (the "General Partner"). Upon his stepping down, which was effective on November 15, 2005, he also resigned from his positions as Member, Executive Vice President and Chief Operating Officer of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

         Transfer Procedures
         -------------------
         The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

         In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

         A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

          o No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

          o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

          o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partner) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partner) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

          o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

          o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

         The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

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


Date:  February 13, 2006
       -----------------

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


Date:  February 13, 2006
       -----------------

                                                    By: /s/ Glenn F. Hopps
                                                        ------------------
                                                        Glenn F. Hopps,
                                                        Treasurer and
                                                        Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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



         Date: February 13, 2006
               -----------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and Chief Financial Officer
     February 13, 2006