Form 10-K
period 2006-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2006-06-27
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2006


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
         (FORMERLY KNOWN AS PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                              13-3519080
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 625 Madison Avenue, New York, New York                             10022
----------------------------------------                    --------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Beneficial Unit Certificates
     (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005, was ($7,777,000), based on Limited Partner equity (deficit) as of such date.

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

The primary objectives of the Registrant are to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended ("Tax Credits") over the credit period for each Property in which the Registrant has invested and to a lesser extent, 10-year historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. (the former general partner) or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partnerships owning then newly constructed or existing structures that had undergone substantial rehabilitation. The Local Partnerships in which the Registrant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related Tax Credits. It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow from operations to provide distributions to the holders of BUC$ ("BUC$ holders") or the limited partners. As of March 31, 2006, the Registrant has disposed of 3 of its 8 original Properties.

The Registrant expects that in order to avoid recapture of Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period ("Compliance Period") and may be substantially longer.

The Tax Credits are attached to a Local Partnership for a period of 10 years (the "Tax Credit Period") and are transferable with the Property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2006, the Partnership has recorded $2,700,000 as a loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

As of December 31, 2002, all the Local Partnerships completed their Tax Credit Periods and the Registrant has met its primary objective of generating Tax Credits for qualified BUC$ holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period will end at various dates through December 31, 2007 with respect to the Properties depending upon when the Tax Credit Period commenced.

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

The Registrant acquired its Local Partnership Interest in each Local Partnership by purchasing it directly from the existing limited and/or general partner of the Local Partnership. In each of the Registrant's investments, the general partner of the local partnership (the "Local General Partner") owning the complex was required to provide personal guarantees and/or establish cash escrows, financial bonds and/or letters of credit to protect the Registrant against, among other things, the failure to meet certain operating criteria. All of these guarantees and escrows have expired.

For more information regarding the Properties, see Item 2, Properties. For more information regarding the Registrant's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Two Properties had revenue which exceeded 15% of the Registrant's total revenue for the year ended March 31, 2006 and one Property had revenue which exceeded 15% of the Registrant's total revenue in each of the two years ended March 31, 2005 and 2004. Revenue from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 41.04%, 56.03% and 55.31% during the years ended March 31, 2006, 2005 and 2004, respectively. Revenue from Cutler Canal II Associates, Ltd. ("Cutler Canal II") as a percentage of the Registrant's total revenue was 19.17% for the year ended March 31, 2006. Cutler Canal II and Summer Creek Villas were sold during the year ended March 31, 2006.

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2006.

General Partner
---------------
The general partner of the Registrant is RCC Partners 96 L.L.C. (the "General Partner") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC). Independence SLP L.P. ("SLP"), an affiliate of CharterMac Capital, is the special limited partner. On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Member, Executive Vice President and Chief Operating Officer of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Member, Executive Vice President and Chief Operating Officer of the General Partner.

Sales of Underlying Properties
------------------------------
The Registrant is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 31, 2006, the Registrant sold the Property and the related assets and liabilities of three Local Partnerships. In addition, the Registrant entered into an agreement for the sale of one Local Partnership (see Note 13 in Item 8). There can be no assurance as to when the Registrant will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Registrant will be sufficient to return to the limited partners their original investment.

On March 28, 2006, the Registrant sold the Property and the related assets and liabilities of Cutler Canal II to an affiliate of the Local General Partner for $9,000,000. The sale resulted in a non-cash contribution by the Local General Partner of approximately $1,948,000. The sale resulted in the liquidation of Cutler Canal II. As of the sale date, Cutler Canal II had property and equipment, at cost, of approximately $11,540,000, accumulated depreciation of approximately $4,279,000 and mortgage debt of approximately $5,538,000.

On January 18, 2006, the Registrant sold the Property and the related assets and liabilities of RMB Limited Partnership (Hubbard's Ridge) ("Hubbard's Ridge") to a third party purchaser for $4,950,000. The sale resulted in a gain of approximately $2,101,000. The sale resulted in the liquidation of Hubbard's Ridge. As of the sale date, Hubbard's Ridge had property and equipment, at cost, of approximately $5,311,000, accumulated depreciation of approximately $2,719,000 and mortgage debt of approximately $4,423,000.

On July 14, 2005, the Registrant sold the Property and the related assets and liabilities of Summer Creek Villas to an unrelated third party purchaser for $45,500,000. The sale resulted in a gain of approximately $12,784,000. The net proceeds received were used to repay the mortgage and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. As of the sale date, Summer Creek Villas had property and equipment, at cost, of approximately $40,833,000, accumulated depreciation of approximately $14,611,000 and mortgage debt of approximately $22,884,000.

Segments
--------
The Registrant is engaged solely in the business of investing in Local Partnerships that own Properties; therefore, presentation of industry segment information is not applicable. The Registrant operates in one segment, which is the investment in multi-family residential property. Financial information about this segment is set forth in Item 8 hereto.

Competition
-----------
The General Partner and/or its affiliates have formed various entities to engage in businesses that may be competitive with the Registrant.

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

Inflation
---------
The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.

Item 1A.  Risk Factors

The Registrant's investment as a limited partner in the Local Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Registrant's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.


Item 1B.  Unresolved Staff Comments

Not applicable


Item 2.  Properties.

As of March 31, 2006, the Registrant holds interests in five remaining Local Partnerships which own the following Properties which continue to be operated in a manner to qualify for Tax Credits:


                                                                                  Occupancy Rate
                                                                   Rents as of        as of
                  Property                      Number of Units    May 1, 2006     May 1, 2006
---------------------------------------------   ---------------   -------------   --------------
Diamond Street Venture
  Philadelphia, PA                                    48             473-540           88%

Papillion Heights Apartments L.P.
  Papillion, NE                                       48                 495           73%

Hill Top Homes Apartments Limited Partnership
  Arlington, TX                                      171             565-770           81%

Brookland Park Plaza Limited Partnership
  Richmond, VA                                        77                 563           83%

Compton Townhouses Limited Partnership
  Cincinnati, OH                                      39                 765           97%


(a) At March 31, 2006, the Registrant holds a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Diamond Street, Papillion Heights and Brookland Park Plaza.


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

Brookland Park Plaza is a three-level brick building and is a registered historic landmark. The building is comprised of stucco and brick exterior and a sloped red glazed tile roof. It is a 77-unit development with 68,564 net rentable square feet. All 77 units are one-bedroom apartment units each comprising approximately 890 square feet. Each unit contains a refrigerator, range oven, carpeting and air-conditioning. Brookland Park Plaza also maintains a community room for tenants. See Note 13 in Item 8 for agreement subsequently entered into for sale.

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

For additional information describing the Registrant's properties and encumbrances, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Schedule III - Real Estate and Accumulated Depreciation.

Item 3.  Legal Proceedings

None

Item 4.  Submission  of  Matters to a Vote of
Security Holders

None

                                     PART II


Item 5. Market for Registrant's BUC$, Related Limited Partner Matters and Issuer Purchases of Equity Securities

As of May 16, 2006, there were 2,219 BUC$ holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise since inception. No distributions are anticipated in the foreseeable future.

Transfer Procedures
-------------------
The Registrant from time to time receives requests by unit holders and others to transfer BUC$ and/or limited partnership interests. Such requests may occur in connection with tender offers for the Registrant's units. Such requests implicate the Registrant's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Registrant pursuant to the terms of its Registrant Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Registrant and its investors, and preserve the Registrant's advantageous tax status.

In prior years, the Registrant relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Registrant now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

A brief summary of certain of the Registrant's key policies, practices and requirements with respect to transfers and tender offers is as follows:

o    No  transfer  (whether  for  substitution,   assignment  or  otherwise)  is
     effective or binding on the Registrant unless and until it is approved by the General Partner.

o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Registrant's own transfer documentation. The Registrant does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

o The Registrant will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Registrant and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partner) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and
     (ii) a legal opinion (in form and substance in all ways acceptable to the General Partner) that there will be no adverse tax consequences to the Registrant and its partners from exceeding the 2% safe harbor.

o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Registrant's remaining investors with no liquidity opportunity for the rest of that tax year, the Registrant restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Registrant with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

o The Registrant requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Registrant's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Registrant's transfer documentation package, may be obtained from the Registrant.

Item 6.  Selected Financial Data

TThe following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto set forth in Item 8.

                                                                     Years Ended March 31,
                                         ----------------------------------------------------------------------------
              OPERATIONS                      2006           2005*           2004*           2003*           2002*
--------------------------------------   -------------   -------------   -------------   -------------   ------------
Rental and other income                  $   2,348,790   $   2,439,020   $   2,310,407   $   2,610,786   $  2,568,170
                                         =============   =============   =============   =============   ============

Interest income                          $       5,046   $       4,042   $       3,857   $       3,811   $     15,450
                                         =============   =============   =============   =============   ============

Interest expense                         $     638,884   $     666,439   $     697,321   $     723,067   $    740,882
                                         =============   =============   =============   =============   ============

Depreciation and amortization expenses   $     711,019   $     713,930   $     669,929   $     659,121   $    661,378
                                         =============   =============   =============   =============   ============

Loss before minority interest and
  discontinued operations                $  (1,230,822)  $  (1,116,458)  $  (1,188,211)  $    (917,814)  $   (969,549)
                                         =============   =============   =============   =============   ============

Minority interest in loss of local
  partnerships from operations           $       1,662   $       1,272   $       1,857   $       1,097   $      1,508
                                         =============   =============   =============   =============   ============

Loss before discontinued operations      $  (1,229,160)  $  (1,115,186)  $  (1,186,354)  $    (916,717)  $   (968,041)
                                         =============   =============   =============   =============   ============

Income (loss) from discontinued
  operations including gain (loss)
  on sale and minority interest          $  10,553,528   $  (2,983,781)  $  (2,613,484)  $  (2,720,282)  $ (2,640,062)
                                         =============   =============   =============   =============   ============

Net income (loss)                        $   9,324,368   $  (4,098,967)  $  (3,799,838)  $  (3,636,999)  $ (3,608,103)
                                         =============   =============   =============   =============   ============

Loss from operations per
  limited partner BUC$                   $      (32.08)  $      (29.11)  $      (30.96)  $      (23.92)  $     (25.27)

Income (loss) from discontinued
  operations per limited partner BUC$    $      275.43   $      (77.87)  $      (68.21)  $      (71.00)  $     (68.90)
                                         -------------   -------------   -------------   -------------   ------------

Net income (loss) per limited
  partner BUC$                           $      243.35   $     (106.98)  $      (99.17)  $      (94.92)  $     (94.17)
                                         =============   =============   =============   =============   ============

Total assets                             $  15,525,866   $  53,860,978   $  55,556,172   $  58,143,529   $ 60,492,083
                                         =============   =============   =============   =============   ============

Mortgage notes payable                   $  10,243,965   $  43,771,002   $  44,697,118   $  45,294,215   $ 46,015,770
                                         =============   =============   =============   =============   ============


*  Reclassified for comparative purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Registrant originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the Tax Credits. As of March 31, 2006, the Partnership sold the property and the related assets and liabilities of three Local Partnerships. See Note 11 in Item 8 for a discussion of Sale of Properties. In addition, the Partnership subsequently entered into an agreement for the sale of one Local Partnership. See Note 13 in Item 8 for a discussion of Subsequent Events.

Short-Term
----------

The Registrant's primary source of funds is rental revenues, which are fully utilized at the Property level. As of March 31, 2006, there was approximately $1,864,000 in working capital reserves available to fund Registrant level expenses. The Registrant is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Registrant level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Registrant would not be in a position to meet its obligations.

For the year ended March 31, 2006, cash and cash equivalents of the Registrant and its consolidated Local Partnerships increased approximately $1,272,000. The increase is attributable to net proceeds from sale of property ($45,500,000) and a net increase in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($2,015,000) which exceeded net cash used in operating activities ($6,831,000), investment in property ($18,000), costs paid relating to sale of property ($7,671,000), payments of mortgage notes ($23,565,000) and repayments to the General Partner ($8,157,000). Included in adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $1,884,000 and a gain on sale of property of approximately $14,825,000.

Other accrued expenses and liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Registrant. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Registrant believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $1,292,000 and $1,138,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Registrant would not be in a position to meet its obligations.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, required the Local General Partners and/or their affiliates to fund cash flow deficits. These operating deficit advances do not bear interest and are repayable by the Local Partnerships in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2006 and 2005 also reflect payables of $523,859 and $501,271, respectively, under operating deficit guaranty agreements at Hill Top Homes, which have expired. As of March 31, 2006, all operating deficit guaranty agreements have expired.

The resolution of contingencies, if any, affecting Local Partnerships is not anticipated to impact future results of operations, liquidity or financial condition in a material way because the maximum loss the Registrant would be liable for is its net investment in the respective Local Partnerships. However, the Registrant's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Registrant has invested the proceeds of its offering in eight Local Partnerships, all of which have had their Tax Credits fully in place. The Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Compliance Period will end at various dates through December 31, 2007 with respect to the Properties depending upon when the Tax Credit period commenced.

Summer Creek Villas Local Partnership
-------------------------------------
On July 14, 2005, the Property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser (see Note 11). The buyer absorbed any and all costs to the Property caused by recent hurricanes (see below) that had been unrepaired at closing. At the date of sale, the insurance claim with respect to the hurricane damage was in the resolution stage with the insurance company; all insurance proceeds will be paid to Summer Creek Villas, rather than the buyer, with no further potential liability on the part of Summer Creek Villas.

For several years prior to its sale, Summer Creek Villas had experienced lower than expected economic occupancy levels, which resulted in recurring losses from operations and adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2004 and 2003, Summer Creek Villas' operations were impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas was unable to obtain maximum rents as potential residents were restricted based on county median income levels, which limit the maximum income that a prospective resident can earn. Summer Creek Villas had been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (Summer Creek Villas' "Class C limited partner") which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provided for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements were reached with the other partners, additional loans from the Registrant (which is the Class A limited partner) were obtained in accordance with the loans to be provided under the funding agreement. Loans made through July 14, 2005 to fund operating deficits total $14,493,656 and are comprised of $10,993,656 from the Registrant (which was eliminated in consolidation) and $3,700,000 from the Class C limited partner, which included an emergency hurricane repair advance of $200,000.

On September 3, 2004, Summer Creek Villas was damaged by Hurricane Frances. Additional damage was caused by Hurricane Jeanne on September 25, 2004. The hurricanes caused extensive damage which required roofing to be replaced on substantially all of the buildings of Summer Creek Villas. In addition, Summer Creek Villas incurred costs to clean up after the hurricanes and costs to repair damages to certain units. In total, damages were estimated to be approximately $1,218,000. As of July 14, 2005 the insurance claim with respect to the hurricane damage had not been settled and repairs had not begun. There was a delay because the insurance company was in the process of determining whether the entire roof of each building needs to be replaced. Repairs, which are now the responsibility of the buyer, are expected to consist of removing existing roofing material and installing new roofing material. Through July 14, 2005 Summer Creek Villas incurred $255,000 of costs associated with temporary repairs and clean-up.

Results of Operations
---------------------

The operating results of the Local Partnerships consolidated herein are for the twelve-month periods ended December 31. Information disclosed below with respect to each Local Partnership is consistent with this method.

Fiscal 2006 vs. Fiscal 2005
---------------------------

Rental income decreased approximately $95,000 for the year ended March 31, 2006 as compared to 2005, primarily due to decreases in occupancy at two Local Partnerships partially offset by rental rate increases at the other Local Partnerships.

Other income increased approximately $5,000 for the year ended March 31, 2006 as compared to 2005, primarily due to an increase in tenant charges at one Local Partnership offset by a decrease in laundry and vending income at a second Local Partnership.

Total expenses, excluding taxes and insurance, remained fairly consistent with a decrease of approximately 1%.

Taxes and insurance increased approximately $42,000 for the year ended March 31, 2006 as compared to 2005, primarily due to a low real estate tax assessment in the prior year at one Local Partnership and increased insurance premiums at a second Local Partnership.

Fiscal 2005 vs. Fiscal 2004
---------------------------

Rental income increased approximately $147,000 for the year ended March 31, 2005 as compared to 2004, primarily due to increases in occupancy at one Limited Partnership.

Other income decreased approximately $18,000 for the year ended March 31, 2005 as compared to 2004, primarily due to an increase in tenant charges in the prior year at one Local Partnership.

Total expenses, excluding taxes and insurance and repairs and maintenance remained fairly consistent with an increase of approximately 2%.

Taxes and insurance decreased approximately $52,000 for the year ended March 31, 2005 as compared to 2004, primarily due to a lower real estate tax assessment in 2005 at one Local Partnership.

Repairs and maintenance increased approximately $48,000 for the year ended March 31, 2005 as compared to 2004, primarily due to an increase in maintenance contracts at one Local Partnership and an increase in cleaning and maintenance, salaries, decorating contracts and supplies at a second Local Partnership.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Registrant's commitments as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.

                                           Less than        1 - 3         3 - 5       More than
                                Total        1 Year         Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $10,243,965   $   262,461   $ 2,641,802   $   515,143   $ 6,824,559
                             ===========   ===========   ===========   ===========   ===========


(a) Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Mortgage notes consist of both first mortgages and support loans (second and third mortgages).

Off Balance Sheet Arrangements
------------------------------

The Registrant has no off-balance sheet arrangements.

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

Critical Accounting Policies
----------------------------

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements:

a)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Registrant complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2006, the Registrant has recorded $2,700,000 as a loss on impairment of assets or reductions to estimated fair value.

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

c) Income Taxes

The Registrant is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the partners. The Registrant may be subject to other state and local taxes in jurisdictions in which it operates. For income tax purposes, the Registrant's year ends on December 31.

Impairment of Long-Lived Assets
-------------------------------
The Registrant is required to assess potential impairments to its long-lived assets, which consists primarily of property and equipment. If impairment indicators are present, the Registrant must measure the fair value of the assets in accordance with Statement of Financial Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to determine if adjustments are to be recorded.

New Accounting Pronouncements
-----------------------------

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20") and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Registrant does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Registrant's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Registrant's consolidated results of operations.

Property Information
--------------------
The Registrant currently holds interests in five of its original eight Local Partnerships. The following schedule gives specific details about the related Properties.


                                                                       Gross Carrying
                                                                          Value of            Occupancy
                                                           Number        Property at           Rate at
                      Property (a)                        of Units     March 31, 2006    December 31, 2005 (c)
-----------------------------------------------------   ------------   ---------------   ---------------------
RMB Limited Partnership (Hubbard's Ridge) (d)                 0         $         0              84%
   Garland, TX
Cutler Canal II Associates, Ltd. (e)                          0                   0              98%
   Miami, FL
Diamond Street Venture (b)                                   48           2,930,103              92%
   Philadelphia, PA
Papillion Heights Apartments L.P.                            48           2,222,850              63%
   Papillion, NE
Hill Top Homes Apartments Limited Partnership               171           8,104,661              78%
   Arlington, TX
Palm Beach Apartments, Ltd. (Summer Creek Villas) (f)         0                   0               0%
   West Palm Beach, FL
Brookland Park Plaza Limited Partnership (g)                 77           6,449,682              86%
   Richmond, VA
Compton Townhouses Limited Partnership                       39           2,446,958              90%
   Cincinnati, OH                                                       -----------

                                                                        $22,154,254
                                                                        ===========


(a) At March 31, 2006, the Registrant holds, a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) Occupancies are calculated by dividing occupied units by total available units.

(d) The property and the related assets and liabilities of Hubbard's Ridge were sold on January 18, 2006.

(e) The property and the related assets and liabilities of Cutler Canal II were sold on March 28, 2006.

(f) The property and the related assets and liabilities of Summer Creek Villas were sold on July 14, 2005.

(g)  The property  executed a purchase and sale agreement on April 22, 2006 (see
     Note 13 in Item 8).


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Registrant does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Registrant currently discloses in Item 8, Note 5 to the financial statements the fair value of the mortgage notes payable. The Registrant does not have any other market risk sensitive instruments.

Item 8.    Financial Statements and Supplementary Data


                                                                                                          Sequential
                                                                                                             Page
                                                                                                          ----------

(a) 1.     Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm                                            12

           Consolidated Balance Sheets at March 31, 2006 and 2005                                             21

           Consolidated Statements of Income for the Years Ended March 31, 2006, 2005 and 2004                22

           Consolidated Statements of Changes in Partners' Capital (Deficit) for the Years Ended
             March 31, 2006, 2005 and 2004                                                                    23

           Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004            24

           Notes to Consolidated Financial Statements                                                         25


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries




We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2006, 2005 and 2004. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. For the years ended March 31, 2006 and 2005, we did not audit the financial statements of certain investee partnerships which represent $6,800,462 and $9,074,073, respectively, in total assets and $1,495,773, $(470,468), and $(915,112), respectively, of the net income (loss)
as of and for the years ended March 31, 2006, 2005 and 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2006 and 2005, and the results of their operations, changes in Partners' capital (deficit), and their cash flows for the years ended March 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ REZNICK GROUP, P.C.


Bethesda, Maryland
June 23, 2006

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To The Partners
RMB Limited Partnership

We have audited the accompanying balance sheets of RMB LIMITED PARTNERSHIP (a Texas Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMB LIMITED PARTNERSHIP as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 2006

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

/s/ DICKEY, WOLF & HUMBARD, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2004

[Letterhead of Coffman and Company, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Papillion Heights Apartments, L.P.
Springfield, MO 65804

We have audited the accompanying balance sheet of Papillion Heights Apartments, L.P. (a limited partnership), as of December 31, 2005, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, and audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Papillion Heights Apartments, L.P. (a limited partnership) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Coffman and Company, P.C.

Springfield, Missouri
February 16, 2006

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

/s/ Schultz, Durham & Rapp, P.C.
Springfield, Missouri
February 11, 2004

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hill Top Homes Apartments Limited Partnership

We have audited the accompanying balance sheets of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP, (a Texas Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HILL TOP HOMES APARTMENTS LIMITED PARTNERSHIP as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 2006

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

/s/ Barnes, Dennig & Co., Ltd.
Cincinnati, Ohio
January 16, 2004

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                           March 31,
                                                                                 ----------------------------
                                                                                     2006            2005
                                                                                 ------------    ------------
Assets:

  Investment in property:

   Land                                                                          $    694,449    $  4,005,633
   Building and improvements                                                       21,459,805      75,814,413
   Accumulated depreciation                                                       (10,579,027)    (30,492,001)
                                                                                 ------------    ------------

  Net investment in property                                                       11,575,227      49,328,045
  Cash and cash equivalents                                                         2,214,692         942,431
  Cash and cash equivalents held in escrow                                            300,903       1,987,739
  Deferred financing costs, net                                                       191,129       1,009,427
  Due from General Partner and its affiliates                                       1,030,863               0
  Other assets                                                                        213,052         593,336
                                                                                 ------------    ------------

Total assets                                                                     $ 15,525,866    $ 53,860,978
                                                                                 ============    ============

                                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

  Mortgage notes payable                                                         $ 10,243,965    $ 43,771,002
  Accrued interest payable                                                             77,583       2,358,266
  Other accrued expenses and liabilities                                            1,084,916       2,818,326
  Due to local general partners and affiliates of local partnerships                2,776,738       8,017,084
  Development fees payable                                                          1,151,510       1,151,510
  Real estate taxes payable                                                            88,711         571,993
  Due to General Partner and its affiliates                                         3,314,677      11,784,402
                                                                                 ------------    ------------

Total liabilities                                                                  18,738,100      70,472,583
                                                                                 ------------    ------------

Minority interests in local partnerships                                              183,027      (3,891,976)
                                                                                 ------------    ------------

Partners' capital (deficit):

  Limited partners (38,125 BUC$ issued and outstanding)                            (4,127,006)    (13,404,752)
  General partner (1 BUC$ issued and outstanding)                                     731,745         685,123
                                                                                 ------------    ------------

Total partners' capital (deficit)                                                  (3,395,261)    (12,719,629)
                                                                                 ------------    ------------

Total liabilities and partners' capital (deficit)                                $ 15,525,866    $ 53,860,978
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended March 31,
                                                                      -----------------------------------------
                                                                         2006           2005*           2004*
                                                                      -----------    -----------    -----------
Operations

Revenues
Rental income                                                         $ 2,316,289    $ 2,411,172    $ 2,264,291
Other income                                                               32,501         27,848         46,116
Interest income                                                             5,046          4,042          3,857
                                                                      -----------    -----------    -----------

Total revenues                                                          2,353,836      2,443,062      2,314,264
                                                                      -----------    -----------    -----------

Expenses
Interest                                                                  600,272        627,827        658,709
Interest-related parties (Note 6 and 7)                                    38,612         38,612         38,612
Depreciation and amortization                                             711,019        713,930        669,929
Operating and other                                                       353,502        338,032        326,760
Taxes and insurance                                                       389,960        347,576        399,966
Repairs and maintenance                                                   500,246        500,651        453,016
General and administrative                                                508,018        497,546        492,289
General and administrative-related parties (Note 6)                       483,029        495,346        463,194
                                                                      -----------    -----------    -----------

Total expenses                                                          3,584,658      3,559,520      3,502,475
                                                                      -----------    -----------    -----------

Loss from operations before minority interest                          (1,230,822)    (1,116,458)    (1,188,211)
Minority interest in loss of local partnerships from operations             1,662          1,272          1,857
                                                                      -----------    -----------    -----------

Loss from operations                                                   (1,229,160)    (1,115,186)    (1,186,354)
                                                                      -----------    -----------    -----------

Discontinued operations:
Income (loss) from discontinued operations (net of minority
  interest and gain on sale of $14,824,690, $0 and $0, respectively)   10,553,528     (2,983,781)    (2,613,484)
                                                                      -----------    -----------    -----------


Net income (loss)                                                     $ 9,324,368    $(4,098,967)   $(3,799,838)
                                                                      ===========    ===========    ===========

Loss from operations - limited partners                               $(1,223,014)   $(1,109,610)   $(1,180,422)
Income (loss) from discontinued operations - limited partners          10,500,760     (2,968,862)    (2,600,417)
                                                                      -----------    -----------    -----------

Net income (loss)-limited partners                                    $ 9,277,746    $(4,078,472)   $(3,780,839)
                                                                      ===========    ===========    ===========

Number of BUC$ outstanding - limited partners                              38,125         38,125         38,125
                                                                      ===========    ===========    ===========

Loss from operations per BUC$ - limited partners                      $    (32.08)   $    (29.11)   $    (30.96)
Income (loss) from discontinued operations per BUC$ - limited
  partners                                                                 275.43         (77.87)        (68.21)
                                                                      -----------    -----------    -----------

Net income (loss) per BUC$ - limited partners                         $    243.35    $   (106.98)   $    (99.17)
                                                                      ===========    ===========    ===========

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                     Limited         General
                                                       Total         Partners        Partner           BUC$
                                                   ------------    ------------    ------------    ------------
Partners' capital (deficit)
April 1, 2003                                      $ (4,820,824)   $ (5,545,441)   $    724,617    $     38,126

Net Loss                                             (3,799,838)     (3,780,839)        (18,999)              0
                                                   ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2004                                       (8,620,662)     (9,326,280)        705,618          38,126

Net Loss                                             (4,098,967)     (4,078,472)        (20,495)              0
                                                   ------------    ------------    ------------    ------------

Partners' capital (deficit)

March 31, 2005                                      (12,719,629)    (13,404,752)        685,123          38,126

Net income                                            9,324,368       9,277,746          46,622               0
                                                   ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2006                                     $ (3,395,261)   $ (4,127,006)   $    731,745    $     38,126
                                                   ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended March 31,
                                                                       --------------------------------------------
                                                                           2006            2005            2004
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                      $  9,324,368    $ (4,098,967)   $ (3,799,838)
                                                                       ------------    ------------    ------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property                                                (14,824,690)              0               0
Depreciation and amortization                                             1,884,192       2,412,369       2,440,364
Minority interest in income (loss) of local partnerships                  2,126,807      (1,095,727)     (1,048,921)
(Increase) decrease in cash held in escrow                               (5,801,152)       (765,438)         96,043
Increase (decrease) in real estate taxes payable                              7,630         397,975          (5,858)
Increase in accrued interest payable                                        241,752         177,522          58,326
Increase in other assets                                                 (1,130,310)       (209,528)        (16,353)
Decrease (increase) in other accrued expenses and liabilities             1,340,015         863,352        (150,028)
                                                                       ------------    ------------    ------------
Total adjustments                                                       (16,155,756)      1,780,525       1,373,573
                                                                       ------------    ------------    ------------

Net cash used in operating activities                                    (6,831,388)     (2,318,442)     (2,426,265)
                                                                       ------------    ------------    ------------

Cash flows from investing activities:

Investments in property                                                     (18,162)        (15,831)        (52,236)
Proceeds from sale of property                                           45,500,000               0               0
Costs paid relating to sale of property                                  (7,671,272)              0               0
                                                                       ------------    ------------    ------------


Net cash provided by (used in) investing activities                      37,810,566         (15,831)        (52,236)
                                                                       ------------    ------------    ------------

Cash flows from financing activities
Proceeds from mortgage notes                                                      0               0       1,197,500
Payments on mortgage notes                                              (23,565,444)       (926,116)     (1,794,597)
Increase in deferred costs                                                        0               0          (9,362)
(Repayments) Advances from General Partner                               (8,156,642)      1,348,459       1,663,375
Increase in due to Local General Partners and affiliates of
  Local Partnerships,
  General Partner and its affiliates                                      2,015,169       1,074,974         847,278
Decrease in due to Local General Partners and affiliates of
  Local
  Partnerships, General Partner and its affiliates                                0               0         (59,353)
Advance from local limited partner                                                0         563,334         505,316
Decrease (increase) in capitalization of consolidated
  subsidiaries attributable
  to minority interest                                                            0               0            (557)
                                                                       ------------    ------------    ------------

Net cash used in (provided by) financing activities                     (29,706,917)      2,060,651       2,349,600
                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      1,272,261        (273,622)       (128,901)

Cash and cash equivalents at beginning of year                              942,431       1,216,053       1,344,954
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year                               $  2,214,692    $    942,431    $  1,216,053
                                                                       ============    ============    ============
Supplemental disclosures of cash flow information:
Interest paid                                                          $  5,677,068    $  4,626,705    $  4,696,764
                                                                       ============    ============    ============

Summarized below are the components of the gain on sale of property:

Decrease in investment in property, net of accumulated
  depreciation                                                         $ 36,075,214    $          0    $          0
Decrease in deferred costs                                                  629,872               0               0
Decrease in other assets                                                    479,731               0               0
Decrease in cash held in escrow                                           7,487,988               0               0
Increase in other liabilities                                             4,920,129               0               0
Decrease in real estate taxes payable                                      (490,912)              0               0
Decrease in accrued interest payable                                     (2,522,435)              0               0
Decrease in mortgage notes payable                                       (9,961,593)              0               0
Decrease in due to Local General Partners and affiliates of
  Local Partnerships,
  General Partner and its affiliates                                     (5,698,828)              0               0
Decrease in due to General Partner and affiliates                        (2,192,053)              0               0
Noncash contribution from sale to related party                           1,948,197               0               0

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment
Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit ("Tax Credit"). The general partner of the Partnership is RCC Partners 96, L.L.C. (the "General Partner") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC). On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged. On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Member, Executive Vice President and Chief Operating Officer of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Member, Executive Vice President and Chief Operating Officer of the General Partner. Independence SLP L.P. ("SLP"), an affiliate of CharterMac Capital, is the special limited partner. The SLP acts as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2006, the Partnership has investments in five Local Partnerships. Through the year ended March 31, 2006, the Partnership has sold the Property and the related assets and liabilities of three Local Partnerships (see Note 11 for discussion of sales).


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

c)  Cash and Cash Equivalents

Cash and cash equivalents include money market funds with original maturities of three months or less from the date of acquisition whose cost approximates market value.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



d)  Cash and Cash Equivalents Held in Escrow

Cash and cash equivalents held in escrow include restricted funds with original maturities of three months or less from the date of acquisition held for payment of real estate taxes and insurance, tenant security deposits and replacement reserves.

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

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated 99.5% to the limited partners and .5% to the General Partner. As of March 31, 2006, no distributions have been paid.

h)  New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20") and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt.

The components of deferred financing costs and their periods of amortization are as follows:


                                                      March 31,
                                            ----------------------------       Period
                                               2006             2005          (Months)
                                            ----------       -----------      --------
Deferred financing costs                    $  421,989       $ 5,328,863         **
Less:  Accumulated amortization               (230,860)       (4,319,436)
                                            ----------       -----------

                                            $  191,129       $ 1,009,427
                                            ==========       ===========


** Over the life of the respective mortgages.

Amortization of deferred financing costs from operations for the years ended March 31, 2006, 2005 and 2004 amounted to $14,498, $14,499 and $27,537, respectively.

During the years ended March 31, 2006 and 2005, there were net decreases in deferred costs of $4,906,874 and $0 and net decreases in accumulated amortization of $4,277,002 and $0, respectively, due to write-offs from discontinued operations.

b)  Management Fees

Each individual Property has a managing agent who performs the necessary functions in operating the Property. The property management fee is equal to a percentage of the annual gross revenues of a Property paid in consideration of the property management services provided (See Note 6).

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4 - Investment in Property

The Partnership's Properties and related debt from operations at March 31 were:


                                                        Net Investment in Property    Mortgage Notes Payable
                                                        --------------------------   -------------------------
              Description (a)                               2006          2005          2006          2005
---------------------------------------------           ------------   -----------   -----------   -----------
Apartment Complexes:

RMB Limited Partnership (Hubbard's Ridge) (c)           $         0   $ 2,762,678   $         0   $ 4,473,400
 Garland, TX
Cutler Canal II Associates, Ltd. (c)                              0     7,568,352             0     5,610,221
 Miami, FL
Diamond Street Venture (b)                                1,264,341     1,386,121     2,841,492     2,866,414
 Philadelphia, PA
Papillion Heights Apartments L.P.                         1,346,855     1,400,163     1,137,316     1,160,969
 Papillion, NE
Hill Top Homes Apartments Limited Partnership             5,161,645     5,346,661     2,883,887     3,001,742
 Arlington, TX
Palm Beach Apartments, Ltd. (Summer Creed Villas) (c)             0    26,743,429             0    23,202,835
 West Palm Beach, FL
Brookland Park Plaza Limited Partnership                  2,892,474     3,117,193     2,249,935     2,285,018
 Richmond, VA
Compton Townhouses Limited Partnership                      909,912     1,003,448     1,131,335     1,170,403
 Cincinnati, OH                                         -----------   -----------   -----------   -----------


                                                        $11,575,227   $49,328,045   $10,243,965   $43,771,002
                                                        ===========   ===========   ===========   ===========


(a) The Partnership holds a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Cutler Canal II, Diamond Street, Papillion Heights and Brookland Park Plaza.

(b) The investment in property relating to the Diamond Street Venture was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

(c) The property and the related assets and liabilities were sold during the year ended March 31, 2006.


NOTE 5 - Mortgage Notes Payable

Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                              Amount
                                           ------------

2006                                       $    262,461
2007                                          1,327,644
2008                                          1,314,158
2009                                            247,147
2010                                            267,996
Thereafter                                    6,824,559
                                           ------------
                                           $ 10,243,965
                                           ============

Mortgage notes consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $7,803,965 bear interest at rates ranging from 5.83% to 9.05% and have final maturities ranging from August 1, 2007 to May 1, 2031. The support loans include two loans totaling $2,440,000 maturing on December 15, 2014 and March 1, 2031, the latter of which bears interest at 1%, and the former being non-interest bearing.

In April 2003, Papillion Heights refinanced its outstanding mortgage note payable in the amount of $958,143. The new mortgage in the amount of $1,197,500 is payable in monthly installments of $7,679 including interest at the rate of 5.95% per annum through March 17, 2008 with a balloon payment of approximately $1,085,500 due April 17, 2008.

At March 31, 2006 and 2005, the estimated fair values of the mortgage notes payable were $7,402,473 and $38,405,367, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.


NOTE 6 - Related Parties

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2006, 2005 and 2004 were as follows:


                                                            Years Ended March 31,
                                                       ------------------------------
                                                         2006       2005*      2004*
                                                       --------   --------   --------
Partnership management fees (a)                        $153,911   $236,760   $252,986
Expense reimbursement (b)                               211,161    134,454     95,165
Local administrative fees (d)                            10,000     12,500     12,500
                                                       --------   --------   --------
Total general and administrative - General Partner      375,072    383,714    360,651
                                                       --------   --------   --------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)    107,957    111,632    102,543
                                                       --------   --------   --------
Total general and administrative - related parties     $483,029   $495,346   $463,194
                                                       ========   ========   ========


* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the years ended March 31, 2006, 2005 and 2004 were as follows:


                                                            Years Ended March 31,
                                                       ------------------------------
                                                         2006       2005       2004
                                                       --------   --------   --------
Local administrative fees (d)                          $  6,709   $  7,750   $  7,750
                                                       --------   --------   --------
Total general and administrative - general partner        6,709      7,750      7,750
                                                       --------   --------   --------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)    208,022    272,824    290,776
                                                       --------   --------   --------
Total general and administrative - related parties     $214,731   $280,574   $298,526
                                                       ========   ========   ========


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,292,000 and $1,138,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $273,000 and $105,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

(c) As of December 31, 2005, the properties owned by six of the Local Partnerships were managed by a Local General Partner or its affiliates and one Local Partnership (which was sold July 14, 2005) was managed by an affiliate of the General Partner and Local General Partner. Property management fees incurred by subsidiary partnerships amounted to $338,637, $410,854 and $431,166 for the years ended March 31, 2006, 2005 and 2004, respectively. Of these fees $315,979, $384,456 and $393,319 were earned by affiliates of the Local General Partners, (which includes $208,022, $272,824 and $290,776 relating to discontinued operations) of which $97,956, $167,238 and $159,865 were also earned by affiliates of the Partnership.

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


B)  Interest Related Party Expenses

Interest expense incurred to related parties from operations for the years ended March 31, 2006, 2005 and 2004 were as follows:


                                                 Years Ended March 31,
                                         ------------------------------------
                                           2006           2005         2004
                                         --------       --------     --------
Hill Top (a)                             $ 38,612       $ 38,612     $ 38,612
                                         ========       ========     ========


a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance at March 31, 2006 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for the years ended March 31, 2006, 2005 and 2004 are included in the line item "Interest-related parties" in the financial statements.

Interest expense incurred to related parties from discontinued operations for the years ended March 31, 2006, 2005 and 2004 was as follows:


                                                 Years Ended March 31,
                                         ------------------------------------
                                           2006           2005         2004
                                         --------       --------     --------
Summer Creek Villas (b)                  $658,327       $811,153     $668,373
                                         ========       ========     ========


b) During the year ended March 31, 2006, the General Partner and its affiliates advanced $550,000 to the Partnership to make operating advances to Summer Creek Villas Local Partnership ("Summer Creek Villas"). As of March 31, 2006 and 2005, total advances outstanding to Summer Creek Villas were $1,618,835 and $10,743,656, respectively. The advances were unsecured, bearing interest at prime +2%, and were payable from cash flow as defined by the limited partnership agreement of Summer Creek Villas. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction financing and development of the Property in the amount of $3,700,000, bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of Summer Creek Villas. As of March 31, 2006 and 2005, the outstanding balance of this loan was $1,519,567 and $3,700,000, respectively. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the years ended March 31, 2006, 2005 and 2004 is included in the line item "Interest-related parties" in the financial statements (see Note 12).

On July 14, 2005, the Property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser (see Note 11). Certain advances and loans (including accrued interest) made to Summer Creek Villas were repaid from available net sale proceeds as defined by the limited partnership agreement of Summer Creek Villas.


NOTE 7 - Local General Partners and Affiliates of Local Partnerships

Due to Local General Partners and affiliates of Local Partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

The Partnership had negotiated operating deficit guaranty agreements with certain Local General Partners and/or their affiliates by which the general partners and/or their affiliates of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the operating deficit guaranty agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2006, all operating deficit guaranty agreements have expired.

The Local General Partner of Summer Creek Villas was obligated to fund operating deficits pursuant to two separate operating deficit guaranty agreements. All operating deficit guaranty agreements have either been fully funded or have expired. In prior years the General Partner had elected to treat all advances made under the operating deficit guaranty agreements as non-repayable.

At both March 31, 2006 and 2005, development fees of $1,151,510 were payable to various Local General Partners.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 8 - Quarterly Financial Information (Unaudited)

                                                    First Quarter    Second Quarter  Third Quarter   Fourth Quarter
                                                    -------------    --------------  -------------   --------------
              Fiscal Year 2006
------------------------------------------------
Operations:
Total Revenue                                        $   575,985      $   582,537     $   557,053      $   638,261
                                                     ===========      ===========     ===========      ===========
Loss from operations                                 $  (308,496)     $  (269,822)    $  (290,536)     $  (360,306)
                                                     ===========      ===========     ===========      ===========
Loss from operations per BUC$ - limited partners     $     (8.05)     $     (7.04)    $     (7.58)     $     (9.41)
                                                     ===========      ===========     ===========      ===========

Discontinued Operations:
Total Revenue                                        $ 2,031,415      $ 2,153,973     $   911,893      $   913,613
                                                     ===========      ===========     ===========      ===========
(Loss) income from discontinued operations           $  (501,358)     $10,336,609**   $   (62,185)     $   780,462
                                                     ===========      ===========     ===========      ===========
(Loss) income from discontinued operations per
   BUC$ - limited partners                           $    (13.08)     $    269.77     $     (1.62)     $     20.36
                                                     ===========      ===========     ===========      ===========

Net (loss) income                                    $  (809,854)     $10,066,787     $  (352,721)     $   420,156
                                                     ===========      ===========     ===========      ===========
Net (loss) income per BUC$                           $    (21.13)     $    262.73     $     (9.20)     $     10.95
                                                     ===========      ===========     ===========      ===========

              Fiscal Year 2005*
------------------------------------------------
Operations:
Total Revenue                                        $   612,729      $   635,605     $   611,043      $   583,685
                                                     ===========      ===========     ===========      ===========
Loss from operations                                 $  (273,478)     $  (245,393)    $  (255,920)     $  (340,395)
                                                     ===========      ===========     ===========      ===========
Loss from operations per BUC$ - limited partners     $     (7.14)     $     (6.40)    $     (6.68)     $     (8.89)
                                                     ===========      ===========     ===========      ===========

Discontinued Operations:
Total Revenue                                        $ 1,977,119      $ 2,034,537     $ 1,932,903      $ 2,568,163
                                                     ===========      ===========     ===========      ===========
Loss from discontinued operations                    $  (587,984)     $  (637,166)    $  (693,476)     $(1,065,155)
                                                     ===========      ===========     ===========      ===========
Loss from discontinued operations per BUC$ -
  limited partners                                   $    (15.34)     $    (16.63)    $    (18.10)     $    (27.80)
                                                     ===========      ===========     ===========      ===========

Net loss                                             $  (861,462)     $  (882,559)    $  (949,396)     $(1,405,550)
                                                     ===========      ===========     ===========      ===========
Net loss per BUC$                                    $    (22.48)     $    (23.03)    $    (24.78)     $    (36.69)
                                                     ===========      ===========     ===========      ===========

*    Reclassified for comparative purposes.
** The second quarter income from discontinued operations and net income previously reported on the 10-Q have been adjusted to reflect a change in estimate of forgiveness of debt associated with the sale of property totaling approximately $3.6 million which had been reflected as a non-cash contribution by the general partner


NOTE 9 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2005, the account balances exceeded the FDIC limit.


NOTE 10 - Commitments and Contingencies

Subsidiary Partnership - Other

Summer Creek Villas Local Partnership
-------------------------------------
On July 14, 2005, the Property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser (see Note 11). The buyer absorbed any and all costs to the Property caused by recent hurricanes (see below) that had been unrepaired at closing. At the date of sale, the insurance claim with respect to the hurricane damage was in the resolution stage with the insurance company; all insurance proceeds will be paid to Summer Creek Villas, rather than the buyer, with no further potential liability on the part of Summer Creek Villas.

For several years prior to its sale, Summer Creek Villas had experienced lower than expected economic occupancy levels, which resulted in recurring losses from operations and adversely affected the liquidity of Summer Creek Villas. Despite an increase in rent levels during 2004 and 2003, Summer Creek Villas' operations were impeded by its inability to raise rents sufficiently to pay for its operating and debt costs. Summer Creek Villas was unable to obtain maximum rents as potential residents were restricted based on county median income levels,

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


which limit the maximum income that a prospective resident can earn. Summer Creek Villas had been obligated, since 1996, to repay significant amounts of principal on its mortgage.

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (Summer Creek Villas' "Class C limited partner") which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provided for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements were reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) were obtained in accordance with the loans to be provided under the funding agreement. Loans made through July 14, 2005 to fund operating deficits total $14,493,656 and are comprised of $10,993,656 from the Partnership (which was eliminated in consolidation) and $3,700,000 from the Class C limited partner, which included an emergency hurricane repair advance of $200,000.

On September 3, 2004, Summer Creek Villas was damaged by Hurricane Frances. Additional damage was caused by Hurricane Jeanne on September 25, 2004. The hurricanes caused extensive damage which required roofing to be replaced on substantially all of the buildings of Summer Creek Villas. In addition, Summer Creek Villas incurred costs to clean up after the hurricanes and costs to repair damages to certain units. In total, damages were estimated to be approximately $1,218,000. As of July 14, 2005 the insurance claim with respect to the hurricane damage had not been settled and repairs had not begun. There was a delay because the insurance company was in the process of determining whether the entire roof of each building needs to be replaced. Repairs, which are now the responsibility of the buyer, are expected to consist of removing existing roofing material and installing new roofing material. Through July 14, 2005 Summer Creek Villas incurred $255,000 of costs associated with temporary repairs and clean-up.


NOTE 11 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 31, 2006, the Partnership sold the Property and the related assets and liabilities of three Local Partnerships. In addition, the Partnership subsequently entered into an agreement for the sale of one Local Partnership (see Note 13). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 28, 2006, the Partnership sold the Property and the related assets and liabilities of Cutler Canal II to an affiliate of the Local General Partner for $9,000,000. The sale resulted in a non-cash contribution by the Local General Partner of approximately $1,948,000. The sale resulted in the liquidation of Cutler Canal II. As of the sale date, Cutler Canal II had property and equipment, at cost, of approximately $11,540,000, accumulated depreciation of approximately $4,279,000 and mortgage debt of approximately $5,538,000.


On January 18, 2006, the Partnership sold the Property and the related assets and liabilities of RMB Limited Partnership (Hubbard's Ridge) ("Hubbard's Ridge") to a third party purchaser for $4,950,000. The sale resulted in a gain of approximately $2,101,000. The sale resulted in the liquidation of Hubbard's Ridge. As of the sale date, Hubbard's Ridge had property and equipment, at cost, of approximately $5,311,000, accumulated depreciation of approximately $2,719,000 and mortgage debt of approximately $4,423,000.

On July 14, 2005, the Partnership sold the Property and the related assets and liabilities of Summer Creek Villas to an unrelated third party purchaser for $45,500,000. The sale resulted in a gain of approximately $12,784,000. The net proceeds received were used to repay the mortgage and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. As of the sale date, Summer Creek Villas had property and equipment, at cost, of approximately $40,833,000, accumulated depreciation of approximately $14,611,000 and mortgage debt of approximately $22,884,000. On March 31, 2006, Summer Creek Villas had receivables of $1,030,000 due from the management company related to sales proceeds which is included in other assets.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 12 - Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2006, Summer Creek Villas, Hubbard's Ridge and Cutler Canal II were classified as discontinued operations on the Consolidated Statements of Operations. For the years ended March 31, 2005 and 2004, and in order to present comparable results to the year ended March 31, 2006, Summer Creek Villas, Hubbard's Ridge and Cutler Canal II were classified as discontinued operations.

Consolidated Statements of Discontinued Operations:

                                                                       Years Ended March 31,
                                                           --------------------------------------------
                                                               2006            2005            2004
                                                           ------------    ------------    ------------
Revenues

Rental income                                             $  5,601,466    $  7,739,511    $  7,612,343
Other                                                          407,011         767,079         824,612
Interest                                                         2,417           6,132           8,236
                                                          ------------    ------------    ------------
Total revenue                                                6,010,894       8,512,722       8,445,191
                                                          ------------    ------------    ------------

Expenses

Interest                                                     2,099,174       3,326,635       3,389,396
Interest-related parties (Note 6)                              658,327         811,153         668,373
Depreciation and amortization                                1,173,173       1,698,439       1,770,435
Operating and other                                            461,195         658,398         594,874
Taxes and insurance                                            873,192       1,207,681       1,101,850
Repairs and maintenance                                      1,258,352       2,195,475       2,030,184
General and administrative                                   1,415,443       2,412,603       2,252,101
General and administrative - related parties (Note 6)          214,731         280,574         298,526
                                                          ------------    ------------    ------------

Total expenses                                               8,153,587      12,590,958      12,105,739
                                                          ------------    ------------    ------------

(Loss) income before minority interest and gain on sale
  of property                                               (2,142,693)     (4,078,236)     (3,660,548)
Gain on sale of property                                    14,824,690               0               0
Minority interest in income (loss) of subsidiaries from
  discontinued operations                                   (2,128,469)      1,094,455       1,047,064
                                                          ------------    ------------    ------------
Total income (loss) from discontinued operations          $ 10,553,528    $ (2,983,781)   $ (2,613,484)
                                                          ============    ============    ============

Income (loss) - limited partners from discontinued
  operations                                              $ 10,500,760    $ (2,968,862)   $ (2,600,417)
                                                          ============    ============    ============

Number of BUC$ units outstanding                                38,125          38,125          38,125
                                                          ============    ============    ============

Income (loss) discontinued operations per BUC$            $     275.43    $     (77.87)   $     (68.21)
                                                          ============    ============    ============

Cash flows from Discontinued Operations:

                                                                       Years Ended March 31,
                                                           --------------------------------------------
                                                               2006            2005            2004
                                                           ------------    ------------    ------------


Net cash used in operating activities                     $(17,466,785)   $ (2,150,461)   $ (2,225,135)

Net cash provided by(used in) investing activities        $ 54,679,811    $          0    $    (50,909)

Net cash (used in) provided by financing activities       $(32,692,293)   $  2,130,178    $  2,203,275

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 13 - Subsequent Event

On April 22, 2006, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Brookland Park Plaza Limited Partnership ("Brookland") to an unaffiliated third party purchaser for a purchase price of $2,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in July 2006. At March 31, 2006, Brookland was not classified as an asset held for sale, as it did not meet the criteria under FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As of March 31, 2006, Brookland had property and equipment, at cost, of approximately $6,418,000, accumulated depreciation of approximately $3,557,000 and mortgage debt of approximately $2,250,000.

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

Item 9B.  Other Information

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

The Registrant, the Registrant's General Partner and its members and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors, and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant relied solely on written representations of the General Partner, and its members and certain officers, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital LLC ("CharterMac Capital') (formerly known as Related Capital Company LLC) which controls the General Partner has adopted a code of ethics (see http://www.chartermac.com).

The general partner of the Registrant is RCC Partners 96 L.L.C. (the "General Partner") and is an affiliate of CharterMac Capital. Independence SLP L.P. ("SLP"), an affiliate of CharterMac Capital, is the special limited partner. On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Member, Executive Vice President and Chief Operating Officer of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Member, Executive Vice President and Chief Operating Officer of the General Partner.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

     Name                                              Position
-----------------                           --------------------------------

Alan P. Hirmes                              Member, President and Chief
                                            Executive and Financial Officer

Marc Schnitzer                              Member, Executive Vice President
                                            and Chief Operating Officer

Glenn F. Hopps                              Treasurer

ALAN P. HIRMES, 51, has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Wiener & Co., certified public accountants. Mr. Hirmes is also a Vice President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

MARC D. SCHNITZER, 45, is responsible both for financial restructurings of real estate properties and directing CharterMac Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining CharterMac Capital in January 1988. From 1983 to

January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer and President of CharterMac Capital. Mr. Schnitzer also serves on the Board of Trustees of CharterMac Capital.

GLENN F. HOPPS, 43, joined CharterMac Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Limited Partner Matters

As of June 2, 2006, Mr. Hirmes owns directly or beneficially 6.8% of the economic interest in the General Partner. 100% of the voting securities are owned by RCC Manager LLC, which is wholly owned by CharterMac Capital.

As of June 2, 2006, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 2, 2006, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees
----------
The aggregate fees billed by Reznick Group, P.C. and its affiliates (collectively, "Reznick") for professional services rendered for the audit of the Registrant's annual financial statements for the years ended December 31, 2005 and 2004 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q for those years were $27,500 for both years.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Registrant's annual tax returns for the years ended December 31, 2005 and 2004 were $27,000 for both years.

All Other Fees
--------------
The aggregate fee billed by Reznick for consulting services for the years ended March 31, 2006 and 2005 was $0 and $8,717, respectively.

The Registrant is not required to have, and does not have, a stand alone audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules


                                                                                      Sequential
                                                                                         Page
                                                                                      ----------
(a) 1.    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm                         12

          Consolidated Balance Sheets at March 31, 2006 and 2005                          21

          Consolidated  Statements of Income for the Years Ended March 31, 2006,
          2005 and 2004                                                                   22

          Consolidated  Statements of Changes in Partners' Capital (Deficit) for
          the Years Ended March 31, 2006, 2005 and 2004                                   23

          Consolidated  Statements  of Cash Flows for the Years  Ended March 31,
          2006, 2005 and 2004                                                             24

          Notes to Consolidated Financial Statements                                      25

(a) 2.    Financial Statement  Schedules  and Report of  Independent  Registered
          ----------------------------------------------------------------------
          Public Accounting Firm on Schedules
          -----------------------------------

          Report of Independent  Registered  Public Accounting Firm on Schedules          43

          Schedule III - Real Estate and Accumulated Depreciation                         44

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

(3.3)     Form  of   Amended  and  Restated  Agreement  of  Limited  Partnership
          (included in Prospectus as Exhibit A)**

(3.4)     Certificate  of  Limited  Partnership  as  filed  on May 3,  1989  and
          Amendments thereto dated May 25, 1989 and June 21, 1989*

(3.5)     Amendment  to  Certificate  of Limited  Partnership  dated  October 1,
          1997***

(10.1) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

(10.2) Form of Amended and Restated Agreement of Local Limited Partnership of Local Partnerships**

(21)      Subsidiaries  of the Registrant - the Local  Partnerships  set forth in
          Item 2 may be considered subsidiaries of the Registrant                         38

(31.1)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                      41

(32.1)    Certification  Pursuant  to  Rule  13a-14(b)  or  Rule  15d-14(b)  and
          Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)             42

(99.1)    Balance  Sheet  and Report of Independent Registered Public Accounting
          Firm, RCC Partners 96, LLC, March 31, 2006                                      46



                                                                 Jurisdiction
Subsidiaries of the Registrant (Exhibit 21)                    of Organization
------------------------------                                 ---------------
Diamond Street Venture                                               PA
Papillion Heights Apartments L.P.                                    MO
Hill Top Homes Apartments Limited Partnership                        TX
Brookland Park Plaza Limited Partnership                             MD
Compton Townhouses Limited Partnership                               OH


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



Date: June 27, 2006                            By:  /s/ Alan P. Hirmes
      -------------                                 ------------------
                                                    Alan P. Hirmes
                                                    Member, President and
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                                     Title                                     Date
---------------------       -------------------------------------------------------       -------------
/s/ Alan P. Hirmes          Member and President (Chief Executive Officer and Chief
------------------          Financial Officer) of RCC Partners 96, L.L.C.                 June 27, 2006
Alan P. Hirmes                                                                            -------------



/s/ Glenn F. Hopps          Treasurer (Principal Accounting Officer) of RCC Partners
------------------          96, L.L.C.                                                    June 27, 2006
Glenn F. Hopps                                                                            -------------


                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the controlling entities of the General Partner:

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



         Date: June 27, 2006                    By:  /s/ Alan P. Hirmes
               -------------                         ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                      RULE 13A-14(B) OR RULE 15D-14(B) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Annual Report of Patriot Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 27, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries


In connection with our audits of the consolidated financial statements of Patriot Tax Credit Properties L.P. and Subsidiaries included in this Form 10-K, we have also audited supporting Schedule III for the year ended March 31, 2006. In our opinion, based on our audit and the reports of the other auditors, the consolidated schedule presents fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


/s/ REZNICK GROUP, P.C.


Bethesda, Maryland
June 23, 2006

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2006


                                                                                                          Cost Capitalized
                                                                Initial Cost to Partnership          Subsequent to Acquisition (7)
                                                               ------------------------------      --------------------------------
                                                                                Buildings and
          Description (4)(6)                 Encumbrances          Land          Improvements      Improvements      Carrying Costs
---------------------------------------      ------------      ------------     -------------      ------------      --------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)(8)
   Garland, TX                               $          0      $    107,237      $    965,136      $ (1,257,553)      $    185,180
Cutler Canal II Associates, Ltd. (2)(8)
   Miami, FL                                            0           807,071         1,388,350        (2,263,149)            67,728
Diamond Street Venture (3)
   Philadelphia, PA                             2,841,492             9,729           234,465         2,412,690            273,218
Papillion Heights Apartments L.P. (1)
   Papillion, NE                                1,137,316            63,329         1,816,598           276,371             66,552
Hill Top Homes Apartments L.P. (1)
   Arlington, TX                                2,883,887           553,841         3,690,150         3,544,302            316,368
Palm Beach Apartments Ltd, (1)(8)
   (Summer Creek Villas)
   West Palm Beach, FL                                  0         2,396,876        10,578,563       (14,852,234)         1,876,795
Brookland Park Plaza L.P. (1)
   Richmond, VA                                 2,249,935            50,000           109,850         5,913,667            376,165
Compton Townhouses L.P. (1)
   Cincinnati, OH                               1,131,335            17,550           476,708         1,924,498             28,203
Less Discontinued Operations:                           0        (3,311,184)      (12,932,049)       18,372,936         (2,129,703)
                                             ------------      ------------      ------------      ------------       ------------

                                             $ 10,243,965      $    694,449      $  6,327,771      $ 14,071,528       $  1,060,506
                                             ============      ============      ============      ============       ============


                                                              Gross Amounts
                                                  at which Carried at Close of Period (5)
                                             ------------------------------------------------
                                                              Buildings and
          Description (4)(6)                     Land          Improvements          Total
---------------------------------------      ------------     -------------      ------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)(8)
   Garland, TX                               $          0      $          0      $          0
Cutler Canal II Associates, Ltd. (2)(8)
   Miami, FL                                            0                 0                 0
Diamond Street Venture (3)
   Philadelphia, PA                                 9,729         2,920,373         2,930,102
Papillion Heights Apartments L.P. (1)
   Papillion, NE                                   63,329         2,159,521         2,222,850
Hill Top Homes Apartments L.P. (1)
   Arlington, TX                                  553,841         7,550,820         8,104,661
Palm Beach Apartments Ltd, (1)(8)
   (Summer Creek Villas)
   West Palm Beach, FL                                  0                 0                 0
Brookland Park Plaza L.P. (1)
   Richmond, VA                                    50,000         6,399,682         6,449,682
Compton Townhouses L.P. (1)
   Cincinnati, OH                                  17,550         2,429,409         2,446,959
Less Discontinued Operations:                           0                 0                 0
                                             ------------      ------------      ------------

                                             $    694,449      $ 21,459,805      $ 22,154,254
                                             ============      ============      ============


                                                                                                 Life on which
                                                                                                Depreciation in
                                                                                                 Latest Income
                                             Accumulated       Construction         Date         Statements are
          Description (4)(6)                 Depreciation       Completed         Acquired          Computed
---------------------------------------      ------------      ------------      -----------    ---------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)(8)
   Garland, TX                               $          0          5/90             12/89             30
Cutler Canal II Associates, Ltd. (2)(8)
   Miami, FL                                            0          1/91              1/90             40
Diamond Street Venture (3)
   Philadelphia, PA                             1,665,761         12/90              1/90             40
Papillion Heights Apartments L.P. (1)
   Papillion, NE                                  875,995         12/90              4/90             40
Hill Top Homes Apartments L.P. (1)
   Arlington, TX                                2,943,016         12/90              6/90             40
Palm Beach Apartments Ltd, (1)(8)
   (Summer Creek Villas)
   West Palm Beach, FL                                  0          8/91              6/90             40
Brookland Park Plaza L.P. (1)
   Richmond, VA                                 3,557,208         12/90              7/90           27.5
Compton Townhouses L.P. (1)
   Cincinnati, OH                               1,537,047          6/92              1/92             40
Less Discontinued Operations:                           0
                                             ------------

                                             $ 10,579,027
                                             ============

(1)  First mortgage
(2)  Includes first and second mortgages
(3)  Includes first, second and third mortgages
(4) At March 31, 2006, the Partnership holds a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Diamond Street, Papillion Heights and Brookland Park Plaza.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 2002 is $80,614,671.
(6)  The Partnership believes the properties are adequately insured.
(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.
(8) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2006
                                   (continued)

                                        Cost of Property and Equipment                      Accumulated Depreciation
                                ---------------------------------------------    ---------------------------------------------
                                                                     Years Ended March 31,
                                ----------------------------------------------------------------------------------------------
  Note A - Reconciliation           2006             2005            2004            2006             2005            2004
----------------------------    ------------     ------------    ------------    ------------     ------------    ------------
Balance at beginning of year    $ 79,820,046     $ 79,804,215    $ 79,751,979    $ 30,492,001     $ 28,372,375    $ 26,237,792
Additions during year:
Improvements                          18,162           15,831          52,236
Discontinued operations          (57,683,954)               0               0     (21,608,740)               0               0
                                ------------     ------------    ------------
Depreciation expense (1)                                                            1,695,766        2,119,626       2,134,583
                                                                                 ------------     ------------    ------------

Balance at close of year        $  22,154,254    $ 79,820,046    $ 79,804,215    $ 10,579,027     $ 30,492,001    $ 28,372,375
                                =============    ============    ============    ============     ============    ============

(1) Refer to Notes 2 and 4 to the consolidated financial statements for additional information.

                                                                    Exhibit 99.1






                                BALANCE SHEET AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             RCC PARTNERS 96, L.L.C.

                                 MARCH 31, 2006

                             RCC Partners 96, L.L.C.


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     48


FINANCIAL STATEMENTS


    BALANCE SHEET                                                           49


    NOTES TO BALANCE SHEET                                                  50

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Members of
RCC Partners 96, L.L.C.

We have audited the accompanying balance sheet of RCC Partners 96, L.L.C. as of March 31, 2006. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we expressed no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of RCC Partners 96, L.L.C. as of March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.
Bethesda, Maryland
June 23, 2006

                             RCC Partners 96, L.L.C.

                                  BALANCE SHEET

                                 March 31, 2006




                                     ASSETS



Due from limited partnership                                        $1,305,107
                                                                     ---------

                                                                    $1,305,107
                                                                    ==========

                         LIABILITIES AND MEMBERS' EQUITY



Due to affiliate                                                    $1,305,107
Members' equity                                                              0
                                                                    ----------

                                                                    $1,305,107
                                                                    ==========


        The accompanying notes are an integral part of this balance sheet

                             RCC Partners 96, L.L.C.

                             NOTES TO BALANCE SHEET

                                 March 31, 2006


NOTE A -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RCC Partners 96, L.L.C. (the "Company") was organized under the laws of the State of Delaware as of July 23, 1996, to act as the general partner of, and to acquire and hold a general partnership interest in Patriot Tax Credit Properties, L.P. ("Patriot").

On October 1, 1997, as part of a settlement of class litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its General Partner interest in the Partnership to the Company, an affiliate of CharterMac Capital LLC, ("CharterMac Capital") (formerly known as Related Capital Company LLC) pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and CharterMac Capital.

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of the Company. Pursuant to the acquisition, CharterMac acquired controlling interests in the Company. This acquisition did not affect Patriot or its day-to-day operations, as the majority of the Company's management team remained unchanged.

Affiliates of the Company and CharterMac Capital have had significant involvement with Patriot and the Local Partnerships, of which five are owned by CharterMac Capital affiliates. CharterMac Capital in the past provided, and will continue to provide ongoing monitoring services with respect to the Limited Partnership's investments pursuant to the Property Investment Monitoring Agreement.

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

                                 March 31, 2006


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

NOTE B - RELATED PARTY TRANSACTIONS

Due to/from affiliates
----------------------

As of March 31, 2006, Patriot owes the Company $1,305,107 for partnership management fees pursuant to the Limited Partnership Agreement. The Company owes $1,305,107 to their affiliates as of March 31, 2006.

NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP

On October 1, 1997, the Company was admitted as the general partner in Patriot Tax Credit Properties, L.P. which was formed to invest as a limited partner in other partnerships owning apartment complexes that are eligible for the low-income housing tax credit or the rehabilitation tax credit.

The investment in Limited Partnership is as follows:

General Partner capital at March 31, 2006                           $   731,745

Less: Adjustment to estimated realizable value                         (731,745)
                                                                    -----------

Balance - March 31, 2006                                            $         0
                                                                    ===========

                             RCC Partners 96, L.L.C.

                                 March 31, 2006


NOTE C -  INVESTMENT IN LIMITED PARTNERSHIP (continued)

          The summarized consolidated balance sheet at March 31, 2006 and the summarized consolidated statement of operations for the year then ended for Patriot Tax Credit Properties, L.P. are as follows:

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


INVESTMENT IN PROPERTY                                              $ 11,575,227

OTHER ASSETS
  Cash and cash equivalents                                            2,214,692
  Cash and cash equivalents, held in escrow                              300,903
  Deferred financing costs, net                                          191,129
  Other assets                                                         1,243,915
                                                                    ------------

Total assets                                                        $ 15,525,866
                                                                    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Mortgage notes payable                                            $ 10,243,965
  Accrued interest payable                                                77,583
  Other accrued expenses and liabilities                               1,084,916
  Due to general partners and affiliates of local partnerships         2,776,738
  Development fees payable                                             1,151,510
  Real estate taxes payable                                               88,711
  Due to general partners and its affiliates                           3,314,677
                                                                    ------------

Total liabilities                                                     18,738,100
                                                                    ------------

Minority interest in local partnerships                                  183,027
                                                                    ------------

Partners' capital (deficit)
  Limited partners (38,125 BUC$ issued and outstanding)               (4,127,006)
  General partner (1 BUC$ issued and outstanding)                        731,745
                                                                    ------------

Total partners' capital (deficit)                                     (3,395,261)
                                                                    ------------

Total liabilities and partners' capital (deficit)                   $ 15,525,866
                                                                    ============

                             RCC Partners 96, L.L.C.

                                 March 31, 2006


NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP (continued)

                      CONSOLIDATED STATEMENT OF OPERATIONS

Revenues
  Rental income                                                     $ 2,316,289
  Other income                                                           32,501
  Interest income                                                         5,046
                                                                    -----------

                                                                      2,353,836
                                                                    -----------

Expenses
  Interest                                                              638,884
  Depreciation and amortization                                         711,019
  Operating and other                                                   353,502
  Taxes and insurance                                                   389,960
  Repairs and maintenance                                               500,246
  General and administrative                                            706,521
  Property management fees                                              130,615
  Partnership management fees                                           153,911
                                                                    -----------

  Total expenses                                                      3,584,658
                                                                    -----------

Loss from operations before minority interest                        (1,230,822)
Minority interest in loss of local partnership from operations            1,662
Income from discontinued operations (net of minority interest and
gain on sale of $14,824,690)                                         10,553,528
                                                                    -----------

Net income                                                          $ 9,324,368
                                                                    ===========

NOTE D -  CONTINGENCIES

          The Company is contingently liable for all debts, liabilities and other obligations of Patriot Tax Credit Properties L.P. to the extent not paid by the partnership.