Form 10-Q
period 2006-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2006-08-09
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


                                       OR


[ ]  TRANSITION   REPORT  PURSUANT  TO SECTION  13 OR 15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20638


                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (FORMERLY KNOWN AS PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   Delaware                                      13-3519080
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

    625 Madison Avenue, New York, New York                         10022
---------------------------------------------               -------------------
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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information
Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         June 30,        March 31,
                                                                           2006            2006
                                                                       ------------    ------------
                                                                       (Unaudited)       (Audited)
OPERATING ASSETS

Investment in property:

Land                                                                   $    644,449    $    694,449
Buildings and improvements                                               15,106,671      21,459,805
Accumulated depreciation                                                 (7,140,003)    (10,579,027)
                                                                       ------------    ------------
Net investment in property                                                8,611,117      11,575,227
                                                                       ------------    ------------

Cash and cash equivalents                                                 1,880,940       2,214,692
Cash and cash equivalents held in escrow                                    358,655         300,903
Deferred financing costs, net of accumulation of $198,816
  and $230,860, respectively                                                140,033         191,129
Due from General Partner and its affiliates                                       0       1,030,863
Other assets                                                                 95,813         213,052
                                                                       ------------    ------------

Total operating assets                                                   11,086,558      15,525,866
                                                                       ------------    ------------

Assets from discontinued operations (Note 4)
  Investment in property held for sale, net of accumulated
    depreciation of $3,613,388 and $0, respectively                       2,804,294               0
  Net assets held for sale                                                   88,429               0
                                                                       ------------    ------------

Total asset from discontinued operations                                  2,892,723               0
                                                                       ------------    ------------

Total assets                                                           $ 13,979,281    $ 15,525,866
                                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

  Mortgage notes payable                                               $  7,928,119    $ 10,243,965
  Accrued interest payable                                                   76,443          77,583
  Other accrued expenses and liabilities                                    707,019       1,084,916
  Due to Local General Partners and affiliates of Local Partnerships      1,112,541       2,776,738
  Development fees payable                                                1,151,510       1,151,510
  Real estate taxes payable                                                  72,677          88,711
  Due to General Partner and its affiliates                               1,008,588       3,314,677
                                                                       ------------    ------------

Total operating liabilities                                              12,056,897      18,738,100
                                                                       ------------    ------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                          2,240,817               0
  Net liabilities held for sale (including minority interest)                84,139               0
                                                                       ------------    ------------
Total liabilities from discontinued operations                            2,324,956               0
                                                                       ------------    ------------

Minority interest in Local Partnerships                                     182,063         183,027
                                                                       ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$ issued and outstanding)                  (1,330,433)     (4,127,006)

  General partner (1 BUC$ issued and outstanding)                           745,798         731,745
                                                                       ------------    ------------

Total partners' capital (deficit)                                          (584,635)     (3,395,261)
                                                                       ------------    ------------

Total liabilities and partners' capital (deficit)                      $ 13,979,281    $ 15,525,866
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                             2006          2005*
                                                                         -----------    -----------
Operations:

Revenues
Rental income                                                            $   422,471    $   442,351
Other income                                                                   8,718          9,073
Interest income                                                               16,293            209
                                                                         -----------    -----------

Total revenue                                                                447,482        451,633
                                                                         -----------    -----------

Expenses
Interest                                                                     112,624        115,211
Interest - related parties (Note 2)                                            9,653          9,653
Depreciation and amortization                                                121,312        121,178
Operating and other                                                           56,251         51,032
Taxes and insurance                                                           84,472         69,593
Repairs and maintenance                                                      112,275         94,630
General and administrative                                                   125,213         95,725
General and administrative - related parties (Note 2)                         82,348        141,153
                                                                         -----------    -----------

Total expenses                                                               704,148        698,175
                                                                         -----------    -----------

Loss from operations before minority interest                               (256,666)      (246,542)

Minority interest in loss of local partnerships from operations                  962            432
                                                                         -----------    -----------
Loss from operations                                                        (255,704)      (246,110)
                                                                         -----------    -----------

Discontinued operations:
Income (loss) from  discontinued  operations (net of minority interest of $586,827 and $193,349, respectively, and gain on sale
  of $2,642,692 and $0, respectively)                                      3,066,330       (563,744)
                                                                         -----------    -----------

Net income (loss)                                                        $ 2,810,626    $  (809,854)
                                                                         ===========    ===========

Loss from operations - limited partners                                  $  (254,425)   $  (244,880)
Income (loss) from discontinued operations - limited partners              3,050,998       (560,925)
                                                                         -----------    -----------

Net income (loss) - limited partners                                     $ 2,796,573    $  (805,805)
                                                                         ===========    ===========

Number of BUC$ units outstanding - limited partners                           38,125         38,125
                                                                         ===========    ===========

Loss from operations per BUC$ - limited partners                         $     (6.67)   $     (6.43)
Income (loss) from discontinued operations per BUC$ - limited partners         80.03         (14.71)
                                                                         -----------    -----------

Net income (loss)  per BUC$ - limited partners                           $     73.36    $    (21.14)
                                                                         ===========    ===========


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                 Limited        General
                                                   Total         Partners       Partner         BUC$
                                                -----------    -----------    -----------   -----------
Partners' capital (deficit) - April 1, 2006     $(3,395,261)   $(4,127,006)   $   731,745   $    38,126

Net income - Three Months ended June 30, 2006     2,810,626      2,796,573         14,053             0
                                                -----------    -----------    -----------   -----------

Partners' capital (deficit) - June 30, 2006     $  (584,635)   $(1,330,433)   $   745,798   $    38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                           2006           2005
                                                                       -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                      $ 2,810,626    $  (809,854)
                                                                       -----------    -----------
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:

Gain on sale of property                                                (2,642,692)             0
Depreciation and amortization                                              177,988        602,963
Minority interest in loss of local partnerships                           (587,789)      (193,781)
Increase in cash held in escrow                                            (78,861)      (357,632)
(Increase) decrease in real estate taxes payable                           (16,034)        42,394
Decrease (increase) in accrued interest payable                             (1,140)        71,903
Decrease (increase) in other assets                                         83,112         (7,354)
Increase in other liabilities                                              423,483        485,959
(Decrease) increase in partnership management fees                        (282,817)        59,014
(Decrease) increase in public funds payable                               (146,532)        44,775
(Decrease) increase in asset management fee                                (60,630)         7,584
                                                                       -----------    -----------
Total adjustments                                                       (3,131,912)       755,825
                                                                       -----------    -----------
Net cash used in operating activities                                     (321,286)       (54,029)
                                                                       -----------    -----------

Cash flows from investing activities:
Investment in property                                                     (14,548)             0
                                                                       -----------    -----------
Net cash used in investing activities                                      (14,548)             0
                                                                       -----------    -----------

Cash flows from financing activities:
Payments of mortgage notes                                                 (75,029)      (221,105)
Advances from General Partner                                                  624        136,718
Increase in due to Local General Partners and affiliates of
  Local Partnerships, General Partners and its affiliates                   76,487         66,751
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                         0        (17,500)
                                                                       -----------    -----------
Net cash provided by (used in) financing activities                          2,082        (35,136)
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                 (333,752)       (89,165)

Cash and cash equivalents at beginning of period                         2,214,692        942,431
                                                                       -----------    -----------

Cash and cash equivalents at end of period*                            $ 1,880,940    $   853,266
                                                                       ===========    ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                          $   297,358    $ 1,122,619
                                                                       ===========    ===========

Summarized below are the components of the gain on sale of property:

Decrease in other assets                                               $ 1,045,142    $         0
Decrease in other liabilities                                             (801,382)             0
Decrease in due to Local General Partners and affiliates of
  Local Partnerships,
  General Partner and its affiliates                                    (1,658,003)             0
Decrease in due to General Partner and affiliates                       (1,815,276)             0
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                     586,827              0


*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents from discontinued operations of $0 and $781,072, respectively

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 6 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the general partner of the Partnership, which is RCC Partners 96, L.L.C. (the "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of June 30, 2006, the Partnership has sold the property and the related assets and liabilities of three Local Partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. Occupancy rates are as of March 31, 2006.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the
Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006, the results of operations and cash flows for the three months ended June 30, 2006 and 2005. However, the operating results and cash flows for the three months ended June 30, 2006 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

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

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three months ended June 30, 2006 and 2005 were as follows:

                                                        Three Months Ended
                                                              June 30,
                                                       ---------------------
                                                         2006         2005*
                                                       --------     --------
Partnership management fees (a)                        $ 16,859     $ 59,014
Expense reimbursement (b)                                36,286       52,359
Local administrative fees (d)                             1,875        2,500
                                                       --------     --------
Total general and administrative - General Partner       55,020      113,873
                                                       --------     --------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)     27,328       27,280
                                                       --------     --------
Total general and administrative - related parties     $ 82,348     $141,153
                                                       ========     ========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2006 and 2005 were as follows (Note 4):

                                                          Three Months Ended
                                                                June 30,
                                                         ---------------------
                                                           2006         2005
                                                         --------     --------
Local administrative fees (d)                            $  2,302     $  2,563
                                                         --------     --------
Total general and administrative - General Partner          2,302        2,563
                                                         --------     --------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)      154,377       53,740
                                                         --------     --------
Total general and administrative - related parties       $156,679     $ 56,303
                                                         ========     ========


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,009,000 and $1,292,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $66,000 and $273,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively.

(c) As of March 31, 2006, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates. Property management fees incurred by subsidiary partnerships amounted to $188,359 and $87,588 for the three months ended June 30, 2006 and 2005, respectively. Of these fees $181,705 and $81,020 were earned by affiliates of the Local General Partners, (which includes $154,377 and $53,740 relating to discontinued operations) of which $0 and $27,498 were also earned by affiliates of the Partnership.

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

B)  Interest-Related Party Expenses

Interest expense incurred to related parties from operations for the three months ended June 30, 2006 and 2005 were as follows:

                                                        Three Months Ended
                                                              June 30,
                                                       ---------------------
                                                         2006         2005
                                                       --------     --------
Hill Top (a)                                           $  9,653     $  9,653
                                                       ========     ========


a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


at June 30, 2006 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for the three months ended June 30, 2006 and 2005 are included in the line item "Interest-related parties" in the financial statements.

Interest expense incurred to related parties from discontinued operations for the three months ended June 30, 2006 and 2005 were as follows:

                                                        Three Months Ended
                                                              June 30,
                                                       ---------------------
                                                         2006         2005
                                                       --------     --------
Summer Creek Villas (b)                                $      0     $213,647
                                                       ========     ========


b) On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas Local Partnership ("Summer Creek Villas") were sold to an unrelated third party purchaser (see Note 3). The General Partner and its affiliates had made advances to the Partnership to make operating advances to Summer Creek Villas prior to its sale. As of June 30, 2006 and March 31, 2006, total advances outstanding to Summer Creek Villas from the General Partner (and, in turn, the Partnership) were $0 and $1,618,835, respectively. The advances were unsecured, bearing interest at prime +2%, and were payable from cash flow as defined by the local partnership agreement. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction financing and development of the property in the amount of $3,700,000, bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of Summer Creek Villas. As of June 30, 2006 and March 31, 2006, the outstanding balance of this loan was $0 and $1,519,567, respectively. Certain advances and loans (including accrued interest) made to Summer Creek Villas were repaid from available net sale proceeds as defined by the limited partnership agreement of Summer Creek Villas. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the three months ended June 30, 2006 and 2005 is included in the line item "Interest-related parties" in the financial statements (see Note 4).


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 30, 2006, the Partnership had sold the property and the related assets and liabilities of three Local Partnerships. In addition, the Partnership subsequently entered into an agreement for the sale of one Local Partnership (see Note 5). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 28, 2006, the property and the related assets and liabilities of Cutler Canal II ("Cutler Canal") were sold to an affiliate of the Local General Partner for a sales price of $9,000,000. The Partnership received $1,800,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $7,200,000. The Partnership received an additional distribution of $365,356 relating to the forgiveness of the Florida Housing Finance Corporation promissory note, which was contingent at March 31, 2006. Because Cutler Canal was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,948,000, which was recognized during the year ended March 31, 2006. An adjustment to the non-cash contribution of approximately $587,000 was recognized during the quarter ended June 30, 2006, resulting in an overall non-cash contribution of $2,535,000. Such contributions flow through minority interest as a result of the write-off of the deficit basis in the property of approximately $2,535,000. The sale resulted in the liquidation of Cutler Canal.

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser for a sales price of $45,500,000. The entire sales price was used to repay the mortgage, other liabilities, closing costs and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. The sale resulted in a gain of approximately $12,784,000, resulting from the write-off of the deficit basis in the property of approximately $12,784,000, which was recognized during the year ended March 31, 2006. An adjustment to the gain of approximately $2,643,000 was recognized during the quarter ended June 30, 2006,

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


which includes the forgiveness of due to the Local General Partner and affiliates of Local Partnerships and due to the General Partner and its affiliates of approximately $1,088,000 and $386,000, respectively, resulting in an overall gain of approximately $15,427,000.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnership that is classified as discontinued operations because the respective Local Partnership was classified as an asset held for sale. As of June 30, 2006, Brookland Park Plaza was classified as discontinued operations on the consolidated financial statements.

Consolidated Balance Sheet of Discontinued Operations:

                                                        June 30,        March 31,
                                                          2006            2006
                                                      -----------      -----------
Assets
  Investment in property:
    Land                                              $    50,000      $         0
    Building and improvements                           6,367,682                0
    Accumulated depreciation                           (3,613,388)              (0)
                                                      -----------      -----------
    Net investment in property                          2,804,294                0
                                                      -----------      -----------
  Cash and cash equivalents held in escrow                 21,109                0
  Deferred financing costs, net of accumulated
    amortization of $35,668 and $0, respectively           47,472                0
  Other assets                                             19,848                0
                                                      -----------      -----------
Total assets                                          $ 2,892,723      $         0
                                                      ===========      ===========

Liabilities
  Mortgage notes payable                                2,240,817      $         0
  Due to Local General Partners and affiliates of
    Local Partnerships                                     82,681                0
  Due to General Partners and its affiliates                1,458                0
                                                      -----------      -----------
Total liabilities                                     $ 2,324,956      $         0
                                                      ===========      ===========


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2006, Summer Creek Villas and Cutler Canal, which were sold during the year ended March 31, 2006 and Brookland Park Plaza Limited Partnership ("Brookland"), which was classified as an asset held for sale, were classified as discontinued operations on the consolidated statements of operations. For the three months ended June 30, 2005, RMB Limited Partnership (Hubbard's Ridge) ("Hubbard's Ridge") which was sold during the year ended March 31, 2006 and in order to present comparable results to the three months ended June 30, 2006, Summer Creek Villas, Cutler Canal and Brookland were all classified as discontinued operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                                Three Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               2006             2005*
                                                                           -----------      -----------
Revenues

Rental income                                                              $   480,864      $ 1,992,466
Other                                                                           17,081          162,821
Interest                                                                             3              480
                                                                           -----------      -----------
Total revenue                                                                  497,948        2,155,767
                                                                           -----------      -----------

Expenses

Interest                                                                       173,941          856,011
Interest-related parties (Note 2)                                                    0          213,647
Depreciation and amortization                                                   56,676          481,785
Operating and other                                                             56,747          150,343
Taxes and insurance                                                             75,497          316,513
Repairs and maintenance                                                         66,361          473,706
General and administrative                                                      75,236          364,552
General and administrative - related parties (Note 2)                          156,679           56,303
                                                                           -----------      -----------

Total expenses                                                                 661,137        2,912,860
                                                                           -----------      -----------

Loss before minority interest and gain on sale of property                    (163,189)        (757,093)
Gain on sale of property                                                     2,642,692                0
Minority interest in loss of subsidiaries from discontinued operations         586,827          193,349
                                                                           -----------      -----------
Total income (loss) from discontinued operations                           $ 3,066,330      $  (563,744)
                                                                           ===========      ===========

Income (loss) - limited partners from discontinued operations              $ 3,050,998      $  (560,925)
                                                                           ===========      ===========

Number of BUC$ units outstanding                                                38,125           38,125
                                                                           ===========      ===========

Income (loss) discontinued operations per BUC$                             $     80.03      $    (14.71)
                                                                           ===========      ===========

                                                                                Three Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               2006             2005*
                                                                           -----------      -----------
Cash flows from Discontinued Operations:

Net cash provided by (used in) operating activities                        $   218,866      $  (563,744)
                                                                           -----------      -----------

Net cash used in investing activities                                      $    (2,687)     $    (5,493)
                                                                           -----------      -----------

Net cash used in financing activities                                      $    (7,997)     $  (820,205)
                                                                           -----------      -----------


* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note 5 - Asset Held for Sale

On April 22, 2006, Brookland entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in September 2006. No assurance can be given that the sale will actually occur. Brookland is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Brookland had property and equipment, at cost, of approximately $6,418,000, accumulated depreciation of approximately $3,613,000 and mortgage debt of approximately $2,241,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). As of June 30, 2006, the Partnership sold the property and the related assets and liabilities of three Local Partnerships. See
Note 3 for a discussion of Sale of Properties. Subsequently, the Partnership entered into an agreement for the sale of one Local Partnership (see Note 5).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level. As of June 30, 2006, there was approximately $1,789,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Partnership will not be in a position to meet its obligations.

For the three months ended June 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $334,000. The decrease is attributable to net cash used in operating activities ($321,000), investment in property ($15,000), and payments of mortgage notes ($75,000) which exceeded advances from the General Partner ($600) and a net increase in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($76,000). Included in adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $178,000 and a gain on sale of property of approximately $2,643,000.

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

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $1,009,000 and $1,292,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively (see Note 2). Without the General
Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts (see Note 2).

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2006.

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

Through June 30, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three months ended June 30, 2006 and 2005, excluding the results of its discontinued operations (Note 4). Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased 4% for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to decreases in occupancy at two Local Partnerships.

Interest income increased approximately $16,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to higher cash and cash equivalent balances earning interest at the Partnership level.

Total expenses, excluding operating and other, taxes and insurance, repairs and maintenance, general and administrative and general and administrative-related parties, remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

Operating and other increased approximately $5,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in water and sewer at one Local Partnership and an increase in electricity at a second Local Partnership.

Taxes and insurance increased approximately $15,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to a higher real estate tax assessment at one Local Partnership.

Repairs and maintenance increased approximately $18,000 for the three months ended June 30, 2006, as compared to the corresponding period in 2005, primarily due to an increase in maintenance supplies and contracts and painting and decorating costs at one Local Partnership.

General and administrative increased approximately $29,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in bad debt expenses and management payroll at one Local Partnership and an increase in auditing and advertising costs at a second Local Partnership.

General and administrative-related parties decreased approximately $59,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to the decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                               March 31,
                                                      --------------------------
                                                         2006           2005
                                                      -----------     ----------
Property

Hubbard's Ridge                                           (a)%            83%
Cutler Canal II                                           (b)             97
Diamond Street                                             88             92
Papillion Heights                                          73             88
Hill Top Homes                                             78             82
Summer Creek Villas                                       (c)             90
Brookland Park Plaza (d)                                   83             95
Compton Townhouses                                         92             97

(a) The property and the related assets and liabilities of Hubbard's Ridge were sold on January 18, 2006. See Note 3 to the financial statement.
(b) The property and the related assets and liabilities of Cutler Canal II were sold on March 28, 2006. See Note 3 to the financial statement.
(c) The property and the related assets and liabilities of Summer Creek Villas were sold on July 14, 2005. See Note 3 to the financial statement.
(d) The property  executed a purchase and sale  agreement on April 22, 2006. See
    Note 5 to the financial statement.

(Occupancies are calculated by dividing occupied units by total available units).

As of June 30, 2006 the Partnership had a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Diamond Street, Papillion Heights and Brookland Park Plaza.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006 in Item 8, Note 5 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2006.

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 1A. Risk Factors - No changes

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)


                                           By: RCC PARTNERS 96, L.L.C.,
                                               General Partner


Date:  August 9, 2006
       --------------

                                               By: /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   Member, President and
                                                   Chief Executive Officer and
                                                   Chief Financial Officer


Date:  August 9, 2006
       --------------

                                               By: /s/ Glenn F. Hopps
                                                   ------------------
                                                   Glenn F. Hopps,
                                                   Treasurer and
                                                   Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the controlling entities of the General Partners:

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



         Date: August 9, 2006
               --------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and Chief Financial Officer
     August 9, 2006