Form 10-Q
period 2006-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2006-11-13
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information
Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             September 30,     March 31,
                                                                                 2006            2006
                                                                             ------------    ------------
                                                                             (Unaudited)       (Audited)

OPERATING ASSETS

Investment in property:

Land                                                                         $    644,449    $    694,449
Buildings and improvements                                                     15,106,671      21,459,805
Accumulated depreciation                                                       (7,257,190)    (10,579,027)
                                                                             ------------    ------------
Net investment in property                                                      8,493,930      11,575,227
                                                                             ------------    ------------

Cash and cash equivalents                                                       1,723,345       2,214,692
Cash and cash equivalents held in escrow                                          357,900         300,903
Deferred financing costs, net of accumulated amortization of $201,945 and
  $230,860, respectively                                                          136,904         191,129
Due from General Partner and its affiliates                                             0       1,030,863
Other assets                                                                      126,986         213,052
                                                                             ------------    ------------

Total operating assets                                                         10,839,065      15,525,866
                                                                             ------------    ------------

Assets from discontinued operations (Note 5)
  Investment in property held for sale, net of accumulated depreciation of
    $3,626,734 and $0, respectively                                             2,790,948               0
  Net assets held for sale                                                        125,369               0
                                                                             ------------    ------------

Total asset from discontinued operations                                        2,916,317               0
                                                                             ------------    ------------

Total assets                                                                 $ 13,755,382    $ 15,525,866
                                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

  Mortgage notes payable                                                     $  7,859,013    $ 10,243,965
  Accrued interest payable                                                         81,548          77,583
  Other accrued expenses and liabilities                                          815,186       1,084,916
  Due to Local General Partners and affiliates of Local Partnerships            1,127,541       2,776,738
  Development fees payable                                                      1,151,510       1,151,510
  Real estate taxes payable                                                        58,988          88,711
  Due to General Partner and its affiliates                                       947,074       3,314,677
                                                                             ------------    ------------

Total operating liabilities                                                    12,040,860      18,738,100
                                                                             ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                                2,231,556               0
  Net liabilities held for sale (including minority interest)                      97,472               0
                                                                             ------------    ------------
Total liabilities from discontinued operations                                  2,329,028               0
                                                                             ------------    ------------

Minority interest in Local Partnerships                                           181,275         183,027
                                                                             ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$ issued and outstanding)                        (1,540,523)     (4,127,006)

  General partner (1 BUC$ issued and outstanding)                                 744,742         731,745
                                                                             ------------    ------------

Total partners' capital (deficit)                                                (795,781)     (3,395,261)
                                                                             ------------    ------------

Total liabilities and partners' capital (deficit)                            $ 13,755,382    $ 15,525,866
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                          September 30,                 September 30,
                                                   --------------------------    --------------------------
                                                       2006           2005*          2006           2005*
                                                   -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                      $   440,141    $   449,672    $   862,612    $   892,023
Other income                                            10,371         10,575         19,089         19,648
Interest income                                         19,552            349         35,845            558
                                                   -----------    -----------    -----------    -----------

Total revenue                                          470,064        460,596        917,546        912,229
                                                   -----------    -----------    -----------    -----------

Expenses
Interest                                               110,165        114,488        222,789        229,699
Interest - related parties (Note 2)                      9,653          9,653         19,306         19,306
Depreciation and amortization                          120,316        120,691        241,628        241,869
Operating and other                                     50,084         50,277        106,335        101,309
Taxes and insurance                                     78,226         82,426        162,698        152,019
Repairs and maintenance                                135,737        117,108        248,012        211,738
General and administrative                             121,924         48,371        247,137        144,096
General and administrative - related parties
  (Note 2)                                              72,440        139,758        154,788        280,911
                                                   -----------    -----------    -----------    -----------

Total expenses                                         698,545        682,772      1,402,693      1,380,947
                                                   -----------    -----------    -----------    -----------

Loss from operations before minority interest         (228,481)      (222,176)      (485,147)      (468,718)

Minority interest in loss of local partnerships
  from operations                                          790            279          1,752            710
                                                   -----------    -----------    -----------    -----------
Loss from operations                                  (227,691)      (221,897)      (483,395)      (468,008)
                                                   -----------    -----------    -----------    -----------

Discontinued operations (Note 5):
Income from discontinued operations (net of
  minority interest and (loss) gain on sale of
  $(3,998), $7,937,240, $2,638,694 and
  $7,937,240, respectively)                             16,545      6,687,859      3,082,875      6,124,115
                                                   -----------    -----------    -----------    -----------

Net (loss) income                                  $  (211,146)   $ 6,465,962    $ 2,599,480    $ 5,656,107
                                                   ===========    ===========    ===========    ===========

Loss from operations - limited partners            $  (226,553)   $  (220,788)   $  (480,978)   $  (465,668)
Income from discontinued operations -
  limited partners                                      16,463      6,654,420      3,067,461      6,093,495
                                                   -----------    -----------    -----------    -----------

Net (loss) income - limited partners               $  (210,090)   $ 6,433,632    $ 2,586,483    $ 5,627,827
                                                   ===========    ===========    ===========    ===========

Number of BUC$ units outstanding - limited
  partners                                              38,125         38,125         38,125         38,125
                                                   ===========    ===========    ===========    ===========

Loss from operations per BUC$ - limited partners   $     (5.95)   $     (5.79)   $    (12.62)   $    (12.21)
Income from discontinued operations per
  BUC$ - limited partners                                 0.43         174.54          80.46         159.82
                                                   -----------    -----------    -----------    -----------

Net (loss) income per BUC$ - limited partners      $     (5.52)   $    168.75    $     67.84    $    147.61
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                    Limited        General
                                                      Total         Partners       Partner         BUC$
                                                   -----------    -----------    -----------   -----------
Partners' capital (deficit) - April 1, 2006        $(3,395,261)   $(4,127,006)   $   731,745        38,126

Net income - Six Months ended September 30, 2006     2,599,480      2,586,483         12,997             0
                                                   -----------    -----------    -----------   -----------

Partners' capital (deficit) - September 30, 2006   $  (795,781)   $(1,540,523)   $   744,742        38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                    2006            2005
                                                                                ------------    ------------
Cash flows from operating activities:
Net income                                                                      $  2,599,480    $  5,656,107
                                                                                ------------    ------------
Adjustments to reconcile net income to net cash used in
  operating activities:

Gain on sale of property                                                          (2,638,694)     (7,937,240)
Depreciation and amortization                                                        312,146       1,205,130
Minority interest in loss of local partnerships                                       50,740         357,449
Increase in cash held in escrow                                                      (82,890)       (393,872)
(Decrease) increase in real estate taxes payable                                     (29,723)        183,196
Increase in accrued interest payable                                                   3,965          88,862
Decrease in other assets                                                              19,287          96,923
(Decrease) increase in other liabilities                                             (59,173)        260,169
(Decrease) increase in partnership management fees                                  (265,958)        118,732
(Decrease) increase in public funds payable                                         (181,532)         50,357
(Decrease) increase in asset management fee                                          (60,629)          8,930
                                                                                ------------    ------------
Total adjustments                                                                 (2,932,461)     (5,961,364)
                                                                                ------------    ------------
Net cash used in operating activities                                               (332,981)       (305,257)
                                                                                ------------    ------------

Cash flows from investing activities:
Investment in property                                                               (14,548)        (17,567)
Proceeds from sale of property                                                             0      45,500,000
Costs paid relating to sale of property                                                    0      (7,671,272)
                                                                                ------------    ------------
Net cash (used in) provided by investing activities                                  (14,548)     37,811,161
                                                                                ------------    ------------

Cash flows from financing activities:
Payments of mortgage notes                                                          (153,396)    (23,405,325)
Repayments from General Partner                                                      (30,042)    (10,222,615)
Increase in due to Local General Partners and affiliates of Local
  Partnerships, General Partners and its affiliates                                   92,112         139,836
Decrease in due to Local General Partners and affiliates of Local
  Partnerships, General Partner and its affiliates                                         0      (4,334,239)
Distribution to minority interest partner                                            (52,492)              0
                                                                                ------------    ------------
Net cash used in financing activities                                               (143,818)    (37,822,343)
                                                                                ------------    ------------

Net decrease in cash and cash equivalents                                           (491,347)       (316,439)

Cash and cash equivalents at beginning of period                                   2,214,692         942,431
                                                                                ------------    ------------

Cash and cash equivalents at end of period*                                     $  1,723,345    $    625,992
                                                                                ============    ============

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                                   $    467,466    $  2,302,257
                                                                                ============    ============

Summarized below are the components of the gain on sale of property:

Decrease in investment in property, net of accumulated depreciation             $          0    $ 26,272,119
Decrease in deferred costs                                                                 0         543,505
Decrease in other assets                                                           1,045,142         322,055
Decrease in cash held in escrow                                                            0       1,299,878
(Decrease) increase in other liabilities                                            (210,557)      5,599,285
Decrease in real estate taxes payable                                                      0        (584,968)
Decrease in due to Local General Partners and affiliates of Local
  Partnerships,
  General Partner and its affiliates                                              (1,658,003)     (2,823,040)
(Decrease) increase in due to General Partner and affiliates                      (1,815,276)      6,933,926

Summarized below are the noncash activities:

Contribution from write-off of related party debt - general partner             $          0    $  3,600,826
Contribution from write-off of related party debt - minority interest                      0       3,718,506


*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents from discontinued operations of $0 and $434,464, respectively.

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 6 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the general partner of the Partnership, which is RCC Partners 96, L.L.C. (the "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of September 30, 2006, the Partnership has sold the property and the related assets and liabilities of three Local Partnerships. In addition, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 4). Subsequently, on October 31, 2006, the property and related assets and liabilities of one Local Partnership were sold (see Note 6).

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. Occupancy rates are as of June 30, 2006.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2006, the results of operations for the three and six months ended September 30, 2006 and 2005 and cash flows for the six months ended September 30, 2006 and 2005. However, the operating results and cash flows for the six months ended September 30, 2006 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

Certain items from the prior quarters' presentations have been reclassified to conform to the current quarter's presentation.


Note 2 - Related Parties

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                         Three Months Ended     Six Months Ended
                                                            September 30,         September 30,
                                                         -------------------   -------------------
                                                           2006       2005*      2006       2005*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 16,859   $ 59,718   $ 33,718   $118,732
Expense reimbursement (b)                                  26,021     49,717     62,307    102,076
Local administrative fees (d)                               1,875      2,500      3,750      5,000
                                                         --------   --------   --------   --------
Total general and administrative - General Partner         44,755    111,935     99,775    225,808
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)           27,685     27,823     55,013     55,103
                                                         --------   --------   --------   --------
Total general and administrative - related parties       $ 72,440   $139,758   $154,788   $280,911
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2006 and 2005 were as follows (Note 5):

                                                          Three Months Ended    Six Months Ended
                                                             September 30,        September 30,
                                                         -------------------   -------------------
                                                           2006       2005*      2006       2005*
                                                         --------   --------   --------   --------
Local administrative fees (d)                            $  2,303   $  2,563   $  4,605   $  5,125
                                                         --------   --------   --------   --------
Total general and administrative - General Partner          2,303      2,563      4,605      5,125
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)          273,326     54,791    427,703    108,531
                                                         --------   --------   --------   --------
Total general and administrative - related parties       $275,629   $ 57,354   $432,308   $113,656
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,026,000 and $1,292,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $31,000 and $273,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively.

(c) As of September 30, 2006, the properties owned by six of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates and one Local Partnership is managed by an affiliate of the General Partner and Local General Partner. Property management fees incurred by subsidiary partnerships amounted to $306,206 and $494,565 and $88,206 and $175,794 for the three and six months ended September 30, 2006 and 2005, respectively. Of these fees $301,011 and $482,716 and $82,614 and $163,634, respectively, were earned by affiliates of the Local General Partners, of which $273,326 and $427,703 and $54,791 and $108,531, respectively, were also earned by affiliates of the Partnership and were included in discontinued operations.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Although the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

B)  Interest-Related Party Expenses

Interest expense incurred to related parties from operations for the three and six months ended September 30, 2006 and 2005 was as follows:

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                           September 30,         September 30,
                                       -------------------   -------------------
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------
Hill Top (a)                           $  9,653   $  9,653   $ 19,306   $ 19,306
                                       ========   ========   ========   ========


a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance at September 30, 2006 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for both the three and six months ended September 30, 2006 and 2005 is included in the line item "Interest-related parties" in the financial statements.

Interest expense incurred to related parties from discontinued operations for the three and six months ended September 30, 2006 and 2005 was as follows:

                                        Three Months Ended    Six Months Ended
                                           September 30,         September 30,
                                       -------------------   -------------------
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------
Summer Creek Villas (b)                $      0   $ 34,788   $      0   $248,435
                                       ========   ========   ========   ========


b) On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas Local Partnership ("Summer Creek Villas") were sold to an unrelated third party purchaser (see Note 3). The General Partner and its affiliates had made advances to the Partnership to make operating advances to Summer Creek Villas prior to its sale. As of September 30, 2006 and March 31, 2006, total advances outstanding to Summer Creek Villas from the General Partner (and, in turn, the Partnership) were $0 and $1,618,835, respectively. The advances were unsecured, bearing interest at prime + 2%, and were payable from cash flow as defined by the local partnership agreement. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction, financing and development of the property in the amount of $3,700,000, bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of Summer Creek Villas. As of September 30, 2006 and March 31, 2006, the outstanding balance of this loan was $0 and $1,519,567, respectively. Certain advances and loans (including accrued interest) made to Summer Creek Villas were repaid from available net sale proceeds as defined by the limited partnership agreement of Summer Creek Villas. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the three and six months ended September 30, 2006 and 2005 is included in the line item "Interest-related parties" in the financial statements (see Note 5).


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2006, the Partnership has sold the property and the related assets and liabilities of three Local Partnerships. In addition, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 4). Subsequently, on October 31, 2006, the property and related assets and liabilities of one Local Partnership were sold (see Note 6). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Partnership and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 28, 2006, the property and the related assets and liabilities of Cutler Canal II ("Cutler Canal") were sold to an affiliate of the Local General Partner for a sales price of $9,000,000. The Partnership received $1,800,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $7,200,000. The Partnership received an additional distribution of $365,356 relating to the forgiveness of the Florida Housing Finance Corporation promissory note, which was contingent at March 31, 2006. Because Cutler Canal was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,948,000, which was recognized during

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


the year ended March 31, 2006. Adjustments to the non-cash contribution of approximately $587,000 and $220,000 were recognized during the quarters ended June 30, 2006 and September 30, 2006 respectively, resulting in an overall non-cash contribution of $2,755,000. Such contributions flow through minority interest as a result of the write-off of the deficit basis in the property of approximately $2,755,000. The sale resulted in the liquidation of Cutler Canal.

On January 18, 2006, the property and the related assets and liabilities of RMB Limited Partnership ("Hubbard's Ridge") were sold to an unaffiliated third party purchaser for a sales price of $4,950,000. The Partnership received $46,264 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,904,000. The sale resulted in a gain of approximately $2,101,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the year ended March 31, 2006. An additional loss of approximately $4,000 resulting from the write-off of additional basis in the property was recognized during the quarter ended September 30, 2006, resulting in an overall gain of approximately $2,097,000. The sale resulted in the liquidation of Hubbard's Ridge.

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser for a sales price of $45,500,000. The entire sales price was used to repay the mortgage, other liabilities, closing costs and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. The sale resulted in a gain of approximately $7,937,000, a non-cash contribution by the Local General Partner due to the write-off of related party debt of approximately $3,719,000 and a non-cash contribution by the General Partner of $3,601,000. During the fourth quarter ended March 31, 2006, adjustments to the gain of approximately $3,601,000 was recognized to reflect the reclass of the non-cash contribution by the General Partner and $1,246,000 was recognized due to an additional write-off of the deficit basis in the property. During the quarter ended June 30, 2006, an adjustment to the gain of approximately $2,643,000 was recognized which included the forgiveness of due to the Local General Partner and affiliates of Local Partnerships and due to the General Partner and its affiliates of approximately $1,088,000 and $386,000, respectively. Such adjustments resulted in an overall gain of approximately $15,427,000.


Note 4 - Asset Held for Sale

On April 22, 2006, Brookland Park Plaza Limited Partnership ("Brookland") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,800,000. Brookland is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, Brookland had property and equipment, at cost, of approximately $6,418,000, accumulated depreciation of approximately $3,670,000 and mortgage debt of approximately $2,232,000. Subsequently, on October 31, 2006, the property and related assets and liabilities of one Local Partnership were sold (see Note 6).

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnership that is classified as discontinued operations because the respective Local Partnership was classified as an asset held for sale. As of September 30, 2006, Brookland Park Plaza was classified as discontinued operations on the consolidated financial statements.

Consolidated Balance Sheet of Discontinued Operations:

                                                                      September 30,     March 31,
                                                                           2006           2006
                                                                      ------------    -----------
Assets
  Investment in property:
    Land                                                               $    50,000    $         0
    Building and improvements                                            6,367,682              0
    Accumulated depreciation                                            (3,626,734)            (0)
                                                                       -----------    -----------
    Net investment in property                                           2,790,948              0
                                                                       -----------    -----------
                                                                            25,893              0
  Cash and cash equivalents held in escrow
  Deferred financing costs, net of accumulated amortization of
    $36,164 and $0, respectively                                            46,976              0
  Other assets                                                              52,500              0
                                                                       -----------    -----------
Total assets                                                           $ 2,916,317    $         0
                                                                       ===========    ===========

Liabilities
  Mortgage notes payable                                               $ 2,231,556    $         0
  Due to Local General Partners and affiliates of Local Partnerships        83,306              0
  Due to General Partners and its affiliates                                14,166              0
                                                                       -----------    -----------
Total liabilities                                                      $ 2,329,028    $         0
                                                                       ===========    ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2006, Summer Creek Villas, Hubbard's Ridge and Cutler Canal, which were sold during the year ended March 31, 2006 and Brookland, which was classified as an asset held for sale, were classified as discontinued operations on the consolidated statements of operations. For the three and six months ended September 30, 2005, Hubbard's Ridge which was sold during the year ended March 31, 2006 and in order to present comparable results to the three and six months ended September 30, 2006, Summer Creek Villas, Cutler Canal and Brookland were all classified as discontinued operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                        Three Months Ended            Six Months Ended
                                                          September 30,                 September 30,
                                                    --------------------------    --------------------------
                                                        2006          2005*          2006           2005*
                                                    -----------    -----------    -----------    -----------
Revenues

Rental income                                       $   168,791    $ 2,097,705    $   649,655    $ 4,090,171
Other                                                   177,063        177,749        194,144        340,570
Interest                                                     33            460             36            940
                                                    -----------    -----------    -----------    -----------
Total revenue                                           345,887      2,275,914        843,835      4,431,681
                                                    -----------    -----------    -----------    -----------

Expenses

Interest                                                 55,395      1,037,668        229,336      1,893,679
Interest-related parties (Note 2)                             0         34,788              0        248,435
Depreciation and amortization                            13,842        481,476         70,518        963,261
Operating and other                                      43,719        152,906        100,466        303,249
Taxes and insurance                                      38,227        300,449        113,724        616,962
Repairs and maintenance                                   8,997        473,387         75,358        947,093
General and administrative                               57,160        435,759        132,396        800,312
General and administrative - related parties
  (Note 2)                                              275,629         57,354        432,308        113,656
                                                    -----------    -----------    -----------    -----------

Total expenses                                          492,969      2,973,787      1,154,106      5,886,647
                                                    -----------    -----------    -----------    -----------

Loss before minority interest and gain on sale of
  property                                             (147,082)      (697,873)      (310,271)    (1,454,966)
(Loss) gain on sale of property                          (3,998)     7,937,240      2,638,694      7,937,240
Minority interest in loss (income) of
  subsidiaries from discontinued operations             167,625       (551,508)       754,452       (358,159)
                                                    -----------    -----------    -----------    -----------
Total income from discontinued operations           $    16,545    $ 6,687,859    $ 3,082,875    $ 6,124,115
                                                    ===========    ===========    ===========    ===========

Income - limited partners from discontinued
  operations                                        $    16,463    $ 6,654,420    $ 3,067,461    $ 6,093,495
                                                    ===========    ===========    ===========    ===========

Number of BUC$ units outstanding                         38,125         38,125         38,125         38,125
                                                    ===========    ===========    ===========    ===========

Income discontinued operations per BUC$             $      0.43    $    174.54    $     80.46    $    159.82
                                                    ===========    ===========    ===========    ===========


Cash flows from Discontinued Operations:

                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                      2006           2005*
                                                                                  -----------    ------------

Net cash provided by operating activities                                         $ 1,033,119    $  6,048,817
                                                                                  -----------    ------------

Net cash (used in) provided by investing activities                               $    (5,368)   $ 34,733,138
                                                                                  -----------    ------------

Net cash used in financing activities                                             $  (811,366)   $(46,377,021)
                                                                                  -----------    ------------

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 6 - Subsequent Event

On October 31, 2006, the property and the related assets and liabilities of Brookland were sold to an unaffiliated third party purchaser for a sales price of $2,800,000. The Partnership received $533,659 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,266,000. The sale resulted in a loss of approximately $4,000 resulting from the write-off of the basis in the property, which will be recognized on the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007. The sale resulted in the liquidation of Brookland.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). As of September 30, 2006, the Partnership sold the property and the related assets and liabilities of three Local Partnerships. See
Item 1, Note 3 for a discussion of Sale of Properties. Additionally, one Local Partnership has entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Item 1, Note 4). Subsequently, on October 31, 2006, the property and related assets and liabilities of one Local Partnership were sold (see Item 1, Note 6).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level. As of September 30, 2006, there was approximately $1,660,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Partnership will not be in a position to meet its obligations.

For the six months ended September 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $491,000. The decrease is attributable to net cash used in operating activities ($333,000), investment in property ($15,000), payments of mortgage notes
($153,000), repayment from General Partner ($30,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($52,000) which exceeded a net increase in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($92,000). Included in adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $312,000 and a gain on sale of property of approximately $2,639,000.

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

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $1,026,000 and $1,292,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively (see Item 1, Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts (see Item 1, Note 2).

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2006.

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

Through September 30, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and six months ended September 30, 2006 and 2005, excluding the results of its discontinued operations (Item 1, Note 4). Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income decreased 2% and 3% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to decreases in occupancy at two Local Partnerships.

Interest income increased approximately $19,000 and $35,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to higher cash and cash equivalent balances earning interest at the Partnership level.

Total expenses, excluding repairs and maintenance, general and administrative and general and administrative-related parties, remained fairly consistent with a (decrease) increase of approximately (2%) and 1% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

Repairs and maintenance increased approximately $19,000 and $36,000 for the three and six months ended September 30, 2006, as compared to the corresponding periods in 2005, primarily due to an increase in maintenance supplies and contracts and sanitation costs at one Local Partnership.

General and administrative increased approximately $74,000 and $103,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in bad debt expenses, auditing fees and management payroll at one Local Partnership and an increase in auditing fees at the Partnership level.

General and administrative-related parties decreased approximately $67,000 and $126,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to the decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                               June 30,
                                                      --------------------------
                                                         2006            2005
                                                      ----------      ----------
Property

Hubbard's Ridge                                          (a)%             84%
Cutler Canal II                                          (b)              97
Diamond Street                                            88              94
Papillion Heights                                         73              81
Hill Top Homes                                            88              78
Summer Creek Villas                                      (c)              96
Brookland Park Plaza (d)                                  83              95
Compton Townhouses                                        97              97

(a) The property and the related assets and liabilities of Hubbard's Ridge were sold on January 18, 2006. See Item 1, Note 3.
(b) The property and the related assets and liabilities of Cutler Canal II were sold on March 28, 2006. See Item 1, Note 3.
(c) The property and the related assets and liabilities of Summer Creek Villas were sold on July 14, 2005. See Item 1, Note 3.
(d) The property  executed a purchase and sale  agreement on April 22, 2006. See
    Item 1, Note 4. Subsequently, on October 31, 2006, Brookland Park Plaza ("Brookland") was sold (see Item 1, Note 6).

(Occupancies are calculated by dividing occupied units by total available units).


As of September 30, 2006 the Partnership had a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Diamond Street, Papillion Heights and Brookland.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses, in Item 8, Note 5 to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2006.

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


Date:  November 13, 2006
       -----------------

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


Date:  November 13, 2006
       -----------------

                                                 By: /s/ Glenn F. Hopps
                                                     ------------------
                                                     Glenn F. Hopps,
                                                     Treasurer and
                                                     Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96 L.L.C. (the "General Partner"), the General Partner of Patriot Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2006 of the Partnership;

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



         Date: November 13, 2006
               -----------------

                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and Chief Financial Officer
     November 13, 2006