Form 10-Q
period 2006-12-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2007-02-13
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


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


                                       N/A
                ------------------------------------------------
                         Former name, former address and
                former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fo such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            December 31,      March 31,
                                                                                2006            2006
                                                                            ------------    ------------
                                                                            (Unaudited)       (Audited)
OPERATING ASSETS
Investment in property:

Land                                                                        $    581,120    $    694,449
Buildings and improvements                                                    12,932,602      21,459,805
Accumulated depreciation                                                      (6,459,069)    (10,579,027)
                                                                            ------------    ------------
Net investment in property                                                     7,054,653      11,575,227
                                                                            ------------    ------------

Cash and cash equivalents                                                      2,330,580       2,214,692
Cash and cash equivalents held in escrow                                         359,468         300,903
Deferred financing costs, net of accumulated amortization of $198,519 and
  $230,860, respectively                                                          40,677         191,129
Due from General Partner and its affiliates                                            0       1,030,863
Other assets                                                                      68,862         213,052
                                                                            ------------    ------------

Total operating assets                                                      $  9,854,240    $ 15,525,866
                                                                            ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

  Mortgage notes payable                                                    $  6,682,360    $ 10,243,965
  Accrued interest payable                                                        86,274          77,583
  Other accrued expenses and liabilities                                         756,010       1,084,916
  Due to Local General Partners and affiliates of Local Partnerships             971,619       2,776,738
  Development fees payable                                                     1,151,510       1,151,510
  Real estate taxes payable                                                       13,937          88,711
  Due to General Partner and its affiliates                                    1,025,265       3,314,677
                                                                            ------------    ------------

Total operating liabilities                                                   10,686,975      18,738,100
                                                                            ------------    ------------

Minority interest in Local Partnerships                                           24,538         183,027
                                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$ issued and outstanding)                       (1,601,708)     (4,127,006)

  General partner (1 BUC$ issued and outstanding)                                744,435         731,745
                                                                            ------------    ------------

Total partners' capital (deficit)                                               (857,273)     (3,395,261)
                                                                            ------------    ------------

Total liabilities and partners' capital (deficit)                           $  9,854,240    $ 15,525,866
                                                                            ============    ============

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended             Nine Months Ended
                                                           December 31,                  December 31,
                                                    --------------------------    --------------------------
                                                        2006          2005*           2006          2005*
                                                    -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                       $   435,565    $   394,975    $ 1,239,843    $ 1,220,536
Other income                                             12,718         13,061         30,017         32,595
Interest income                                          21,696            592         57,456          1,133
                                                    -----------    -----------    -----------    -----------

Total revenue                                           469,979        408,628      1,327,316      1,254,264
                                                    -----------    -----------    -----------    -----------

Expenses
Interest                                                 97,425        102,667        287,956        298,289
Interest - related parties (Note 2)                       9,653          9,653         28,959         28,959
Depreciation and amortization                           106,740        106,907        321,226        321,839
Operating and other                                      52,446         52,224        146,690        144,048
Taxes and insurance                                      66,733         70,551        208,376        202,138
Repairs and maintenance                                 122,103        124,138        331,961        330,969
General and administrative                              115,301         55,417        307,037        198,521
General and administrative - related parties
  (Note 2)                                               58,119         89,235        201,095        357,646
                                                    -----------    -----------    -----------    -----------

Total expenses                                          628,520        610,792      1,833,300      1,882,409
                                                    -----------    -----------    -----------    -----------

Loss from operations before minority interest          (158,541)      (202,164)      (505,984)      (628,145)

Minority interest in loss of local partnerships
  from operations                                           248            380            624            663
                                                    -----------    -----------    -----------    -----------
Loss from operations                                   (158,293)      (201,784)      (505,360)      (627,482)
                                                    -----------    -----------    -----------    -----------

Discontinued operations (Note 4):
Income from discontinued operations (net of
  minority interest and (loss) gain on sale of
  $(201,472), $(64,171), $2,437,222 and
  $7,873,069, respectively)                              96,801       (150,937)     3,043,348      5,930,868
                                                    -----------    -----------    -----------    -----------

Net (loss) income                                   $   (61,492)   $  (352,721)   $ 2,537,988    $ 5,303,386
                                                    ===========    ===========    ===========    ===========

Loss from operations - limited partners             $  (157,502)   $  (200,775)   $  (502,833)   $  (624,345)
Income from discontinued operations -
  limited partners                                       96,317       (150,182)     3,028,131      5,901,214
                                                    -----------    -----------    -----------    -----------

Net (loss) income - limited partners                $   (61,185)   $  (350,957)   $ 2,525,298    $ 5,276,869
                                                    ===========    ===========    ===========    ===========

Number of BUC$ units outstanding - limited
  partners                                               38,125         38,125         38,125         38,125
                                                    ===========    ===========    ===========    ===========

Loss from operations per BUC$ - limited partners    $     (4.13)   $     (5.26)   $    (13.19)   $    (16.38)
Income from discontinued operations per
  BUC$ - limited partners                                  2.53          (3.94)         79.43         154.79
                                                    -----------    -----------    -----------    -----------

Net (loss) income per BUC$ - limited partners       $      1.60    $     (9.20)   $     66.24    $    138.41
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                    Limited        General
                                                      Total         Partners       Partner         BUC$
                                                   -----------    -----------    -----------   -----------
Partners' capital (deficit) - April 1, 2006        $(3,395,261)   $(4,127,006)   $   731,745        38,126

Net income - Nine Months ended December 31, 2006     2,537,988      2,525,298         12,690             0
                                                   -----------    -----------    -----------   -----------

Partners' capital (deficit) - December 31, 2006    $  (857,273)   $(1,601,708)   $   744,435        38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                December 31,
                                                                        ----------------------------
                                                                            2006            2005
                                                                        ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                       $  2,537,988    $  5,303,386
                                                                        ------------    ------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Gain on sale of property                                                  (2,437,222)     (7,873,069)
Depreciation and amortization                                                443,991       1,524,301
Minority interest in income (loss) of local partnerships                  (1,118,388)        356,691
Increase in cash held in escrow                                             (152,591)       (392,113)
(Decrease) increase in real estate taxes payable                             (14,875)        242,795
Increase in accrued interest payable                                          11,618         209,708
Decrease in other assets                                                      75,915          22,893
Increase in other liabilities                                              1,369,511          21,228
(Decrease) increase in partnership management fees                          (253,811)        126,232
(Decrease) increase in public funds payable                                 (207,021)        101,848
(Decrease) increase in asset management fee                                  (60,629)         16,255
                                                                        ------------    ------------
Total adjustments                                                         (2,343,502)     (5,643,231)
                                                                        ------------    ------------
Net cash provided by (used in) operating activities                          194,486        (339,845)
                                                                        ------------    ------------

Cash flows from investing activities:
Investment in property                                                       (19,959)        (65,188)
Proceeds from sale of property                                             2,825,000      45,500,000
Costs paid relating to sale of property                                     (569,212)     (7,671,272)
                                                                        ------------    ------------
Net cash provided by investing activities                                  2,235,829      37,763,540
                                                                        ------------    ------------

Cash flows from financing activities:
Payments of mortgage notes                                                (2,445,078)    (23,496,036)
Advances (repayments) from General Partner                                    80,033     (10,254,334)
Increase in due to Local General Partners and affiliates of
  Local Partnerships, General Partners and its affiliates                    103,110         142,981
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                           0      (4,334,239)
Distribution to minority interest partner                                    (52,492)              0
                                                                        ------------    ------------
Net cash used in financing activities                                     (2,314,427)    (37,941,628)
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                         115,888        (517,933)

Cash and cash equivalents at beginning of period                           2,214,692         942,431
                                                                        ------------    ------------

Cash and cash equivalents at end of period                              $  2,330,580    $    424,498
                                                                        ============    ============

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                           $    635,881    $  2,579,278
                                                                        ============    ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                December 31,
                                                                        ----------------------------
                                                                            2006            2005
                                                                        ------------    ------------
Summarized below are the components of the gain on sale of property:

Proceeds from sale of investments - net                                 $  2,255,788    $ 37,828,728
Decrease in investment in property, net of accumulated depreciation        4,107,650      26,272,119
Decrease in deferred costs                                                   139,345         533,772
Decrease in other assets                                                   1,099,138         322,055
Decrease in cash held in escrow                                               94,026       1,299,878
(Decrease) increase in other liabilities                                  (1,698,420)      5,673,189
Decrease in real estate taxes payable                                        (59,899)       (584,968)
Decrease in accrued interest payable                                          (2,927)              0
Decrease in mortgage notes payable                                        (1,116,527)              0
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                  (1,908,229)     (2,823,040)
Decrease (increase) in due to General Partner and affiliates              (1,847,984)      6,933,926
Noncash contribution from sale to related parties                          1,012,393               0

Summarized below are the noncash activities:

Contribution from write-off of related party debt - general partner     $          0    $  3,600,826
Contribution from write-off of related party debt - minority interest              0       3,718,506


          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 3 (originally 8) subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the general partner of the Partnership, which is RCC Partners 96, L.L.C. (the "General Partner"), has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of December 31, 2006, the Partnership has sold the property and the related assets and liabilities of four Local Partnerships and the limited partnership interest of one Local Partnership (see Note 3).

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. Occupancy rates are as of September 30, 2006.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and 2005 and cash flows for the nine months ended December 31, 2006 and 2005. However, the operating results and cash flows for the nine months ended December 31, 2006 may not be indicative of the results for the year.

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

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                       Three Months Ended    Nine Months Ended
                                                          December 31,          December 31,
                                                      -------------------   -------------------
                                                        2006       2005*      2006       2005*
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $ 12,147   $  7,500   $ 45,865   $126,232
Expense reimbursement (b)                               23,149     58,816     85,456    160,892
Local administrative fees (d)                            1,250      1,250      3,750      3,750
                                                      --------   --------   --------   --------
Total general and administrative - General Partner      36,546     67,566    135,071    290,874
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)     21,573     21,669     66,024     66,772
                                                      --------   --------   --------   --------
Total general and administrative - related parties    $ 58,119   $ 89,235   $201,095   $357,646
                                                      ========   ========   ========   ========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2006 and 2005 were as follows (Note 4):

                                                       Three Months Ended    Nine Months Ended
                                                          December 31,          December 31,
                                                      -------------------   -------------------
                                                        2006       2005*      2006       2005*
                                                      --------   --------   --------   --------
Local administrative fees (d)                         $  2,927   $  3,188   $  8,782   $  9,563
                                                      --------   --------   --------   --------
Total general and administrative - General Partner       2,927      3,188      8,782      9,563
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (c)      5,648     37,831    443,913    156,362
                                                      --------   --------   --------   --------
Total general and administrative - related parties    $  8,575   $ 41,019   $452,695   $165,925
                                                      ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $1,038,000 and $1,292,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Unit Certificates ("BUC$") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $6,000 and $273,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively.

(c) As of December 31, 2006, the properties owned by three of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates. Property management fees incurred by subsidiary partnerships amounted to $32,289 and $526,854 and $65,435 and $241,229 for the three and nine months ended December 31, 2006 and 2005, respectively. Of these fees $27,221 and $509,937 and $59,500 and $223,134, respectively, were earned by affiliates of the Local General Partners, of which $5,648 and $443,913 and $37,831 and $156,362, respectively, were also earned by affiliates of the Partnership and were included in discontinued operations.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

B) Interest-Related Party Expenses

Interest expense incurred to related parties from operations for the three and nine months ended December 31, 2006 and 2005 was as follows:

                                        Three Months Ended    Nine Months Ended
                                           December 31,          December 31,
                                       -------------------   -------------------
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------
Hill Top (a)                           $  9,653   $  9,653   $ 28,959   $ 28,959
                                       ========   ========   ========   ========

a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


at December 31, 2006 of $426,647 bearing interest at 9.05%. The principal and accrued interest are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for both the three and nine months ended December 31, 2006 and 2005 is included in the line item "Interest-related parties" in the financial statements.

Interest expense incurred to related parties from discontinued operations for the three and nine months ended December 31, 2006 and 2005 was as follows:

                                        Three Months Ended    Nine Months Ended
                                           December 31,          December 31,
                                       -------------------   -------------------
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------
Summer Creek Villas (b)                $      0   $      0   $      0   $248,435
                                       ========   ========   ========   ========

b) On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas Local Partnership ("Summer Creek Villas") were sold to an unrelated third party purchaser (see Note 3). The General Partner and its affiliates had made advances to the Partnership to make operating advances to Summer Creek Villas prior to its sale. As of December 31, 2006 and March 31, 2006, total advances outstanding to Summer Creek Villas from the General Partner (and, in turn, the Partnership) were $0 and $1,618,835, respectively. The advances were unsecured, bearing interest at prime + 2%, and were payable from cash flow as defined by the local partnership agreement. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction, financing and development of the property in the amount of $3,700,000, bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of Summer Creek Villas. As of December 31, 2006 and March 31, 2006, the outstanding balance of this loan was $0 and $1,519,567, respectively. Certain advances and loans (including accrued interest) made to Summer Creek Villas were repaid from available net sale proceeds as defined by the limited partnership agreement of Summer Creek Villas. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the three and nine months ended December 31, 2006 and 2005 is included in the line item "Interest-related parties" in the financial statements (see Note 5).


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 31, 2006, the Partnership has sold the property and the related assets and liabilities of four Local Partnerships and the limited partnership interest of one Local Partnership. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Partnership and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.
Subsequently, during February 2007, the General Partner authorized a distribution of approximately $39.00 per limited partnership unit, to be paid during the quarter ending March 31, 2007.

On November 14, 2006, the Partnership's limited partnership interest in Papillion Heights Apartment, L.P. ("Papillion") was sold to the Local General Partner for a sales price of $25,000. The Partnership received proceeds of $25,000. Because Papillion was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $205,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $180,000 and $25,000 from the sale. The sale resulted in the liquidation of Papillion.

On October 31, 2006, the property and related assets and liabilities of Brookland Park Plaza Limited Partnership ("Brookland") were sold to an unrelated third party purchaser for a sale price of $2,800,000. The Partnership received $451,929 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,348,000. The sale resulted in a loss of approximately $159,000, resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Brookland.

On March 28, 2006, the property and the related assets and liabilities of Cutler Canal II ("Cutler Canal") were sold to an affiliate of the Local General Partner for a sales price of $9,000,000. The Partnership received $1,800,000 as a

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $7,200,000. The Partnership received an additional distribution of $365,356 relating to the forgiveness of the Florida Housing Finance Corporation promissory note, which was contingent at March 31, 2006. Because Cutler Canal was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,948,000, which was recognized during the year ended March 31, 2006. Adjustments to the non-cash contribution of approximately $587,000 and $220,000 were recognized during the quarters ended June 30, 2006 and September 30, 2006 respectively, resulting in an overall non-cash contribution of approximately $2,755,000. Such contributions flow through minority interest as a result of the write-off of the deficit basis in the property of approximately $2,755,000. The sale resulted in the liquidation of Cutler Canal.

On January 18, 2006, the property and the related assets and liabilities of RMB Limited Partnership ("Hubbard's Ridge") were sold to an unaffiliated third party purchaser for a sales price of $4,950,000. The Partnership received $73,948 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,876,000. The sale resulted in a gain of approximately $2,101,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the year ended March 31, 2006. An additional loss of approximately $4,000 resulting from the write-off of additional basis in the property was recognized during the quarter ended September 30, 2006, resulting in an overall gain of approximately $2,097,000. The sale resulted in the liquidation of Hubbard's Ridge.

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


Note 4 - Discontinued Operations

As of December 31, 2006, there were no assets or liabilities classified as discontinued operations on the consolidated financial statements.

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2006, Brookland and Papillion which were sold during the nine months ended December 31, 2006 and Summer Creek Villas, Hubbard's Ridge and Cutler Canal, which were sold during the year ended March 31, 2006, were all classified as discontinued operations on the consolidated statements of operations. For the three and nine months ended December 31, 2005, Cutler Canal, Hubbard's Ridge and Summer Creek Villas which were sold during the year ended March 31, 2006, and in order to present comparable results to the three and nine months ended December 31, 2006, Brookland and Papillion, were all classified as discontinued operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                       Three Months Ended             Nine Months Ended
                                                           December 31,                  December 31,
                                                    --------------------------    --------------------------
                                                        2006           2005*          2006           2005*
                                                    -----------    -----------    -----------    -----------
Revenues

Rental income                                       $   176,532    $   990,708    $   884,521    $ 5,147,341
Other                                                     1,155         68,819        197,089        409,503
Interest                                                     13            791            134          1,748
                                                    -----------    -----------    -----------    -----------
Total revenue                                           177,700      1,060,318      1,081,744      5,558,592
                                                    -----------    -----------    -----------    -----------

Expenses

Interest                                                 66,063        285,547        327,657      2,213,303
Interest-related parties (Note 2)                             0              0              0        248,435
Depreciation and amortization                            25,104        212,264        122,765      1,202,462
Operating and other                                      29,394        101,655        141,951        414,389
Taxes and insurance                                      20,982        183,988        155,761        821,382
Repairs and maintenance                                  42,085        162,213        155,597      1,114,213
General and administrative                               49,159        160,775        236,956        963,329
General and administrative - related parties
  (Note 2)                                                8,575         41,019        452,695        165,925
                                                    -----------    -----------    -----------    -----------

Total expenses                                          241,362      1,147,461      1,593,382      7,143,438
                                                    -----------    -----------    -----------    -----------

Loss before minority interest and gain on sale of
  property                                              (63,662)       (87,143)      (511,638)    (1,584,846)

(Loss) gain on sale of property                        (201,472)       (64,171)     2,437,222      7,873,069
Minority interest in loss (income) of
  subsidiaries from discontinued operations             361,935            377      1,117,764       (357,355)
                                                    -----------    -----------    -----------    -----------
Total income from discontinued operations           $    96,801    $  (150,937)   $ 3,043,348    $ 5,930,868
                                                    ===========    ===========    ===========    ===========

Income - limited partners from discontinued
  operations                                        $    96,317    $  (150,182)   $ 3,028,131    $ 5,901,214
                                                    ===========    ===========    ===========    ===========

Number of BUC$ units outstanding                         38,125         38,125         38,125    $    38,125
                                                    ===========    ===========    ===========    ===========

Income discontinued operations per BUC$             $      2.53    $     (3.94)   $     79.43    $    154.79
                                                    ===========    ===========    ===========    ===========


Cash flows from Discontinued Operations:

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                 ---------------------------
                                                                                     2006           2005*
                                                                                 -----------    ------------
Net cash provided by (used in) operating activities                              $ 2,976,347    $   (102,188)
                                                                                 -----------    ------------

Net cash provided by investing activities                                        $ 2,250,123    $ 45,711,090
                                                                                 -----------    ------------

Net cash used in financing activities                                            $(2,329,765)   $(45,119,458)
                                                                                 -----------    ------------

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


Note 5 - Commitments and Contingencies

In November 2006, a former general partner of Brookland commenced a lawsuit against Brookland, CharterMac and an officer of CharterMac in the Circuit Court of the City of Richmond, Virginia alleging that Brookland breached an obligation to pay a fee to the former general partner to compensate him for finding the buyer who purchased the apartment complex. The complaint alleges breach of contract and quantum meruit claims against Brookland for $98,000 for failure to pay the fee allegedly owed to the former general partner. The complaint also alleges a defamation claim against the other defendants seeking $600,000 in damages. The litigation is at an early stage, and management consequently cannot estimate how this matter will be resolved at this time.


Note 6 - Subsequent Event

During  February  2007,  the  General  Partner   authorized  a  distribution  of
approximately $39.00 per limited partnership unit, to be paid during the quarter ending March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). As of December 31, 2006, the Partnership sold the property and the related assets and liabilities of four Local Partnerships and the limited partnership interest of one Local Partnership. See Item 1, Note 3 for a discussion of Sale of Properties.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level. As of December 31, 2006, there was approximately $2,213,000 in working capital reserves available to fund Partnership level expenses. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Partnership will not be in a position to meet its obligations. Subsequently, during February 2007, the General Partner authorized a distribution of approximately $39.00 per limited partnership unit, to be paid during the quarter ending March 31, 2007.

For the nine months ended December 31, 2006, cash and cash equivalents of the Registrant and its consolidated Local Partnerships increased approximately $116,000. The increase is attributable to net cash provided by operating activities ($194,000), a net increase in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates
($103,000), proceeds from sale of property ($2,825,000) and advances from General Partner ($80,000) which exceeded investment in property ($20,000), costs paid relating to sale of property ($569,000), payments of mortgage notes ($2,445,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($52,000). Included in adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately $444,000 and a gain on sale of property of approximately $2,437,000.

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

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $1,038,000 and $1,292,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively (see Item 1, Note 2). Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Unit Certificates ("BUC$") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

Through December 31, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and nine months ended December 31, 2006 and 2005, excluding the results of its discontinued operations (Item 1, Note 4). Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income increased 10% and 2% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to increases in rental rates and occupancy at one Local Partnership and a decrease in turnover expense at a second Local Partnership offset by a decrease in occupancy at a third Local Partnership.

Interest income increased approximately $20,000 and $56,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to higher cash and cash equivalent balances earning interest at the Partnership level.

Total expenses, excluding general and administrative and general and administrative-related parties, remained fairly consistent with a decrease of approximately 2% and less than 1% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005.

General and administrative increased approximately $60,000 and $109,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in bad debt expenses at one Local Partnership, an increase in advertising, auditing fees and management payroll at a second Local Partnership and an increase in accounting costs at the Partnership level.

General and administrative-related parties decreased approximately $31,000 and $157,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                             September 30,
                                                       ------------------------
                                                          2006           2005
                                                       ---------      ---------
Property

Hubbard's Ridge                                           (b)%             89%
Cutler Canal II                                           (c)              98
Diamond Street                                             79              96
Papillion Heights (e)                                      75              92
Hill Top Homes                                             94              84
Summer Creek Villas                                       (a)             (a)
Brookland Park Plaza (d)                                   83              95
Compton Townhouses                                         90              82

(a) The property and the related assets and liabilities of Summer Creek Villas were sold on July 14, 2005. See Item 1, Note 3.
(b) The property and the related assets and liabilities of Hubbard's Ridge were sold on January 18, 2006. See Item 1, Note 3.
(c) The property and the related assets and liabilities of Cutler Canal II were sold on March 28, 2006. See Item 1, Note 3.
(d) The property and the related assets and liabilities of Brookland Park Plaza were sold on October 31, 2006. See Item 1, Note 3.
(e) The limited partnership interest of Papillion Heights was sold on November 14, 2006. See Item 1, Note 3.

(Occupancies are calculated by dividing occupied units by total available units).


As of December 31, 2006 the Partnership had a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Diamond Street.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses, in Item 8, Note 5 to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2006.

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



Item 1.  Legal Proceedings - see Note 5

Item 1A. Risk Factors - No changes

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         As previously disclosed, the Partnership became aware of a tender offer by Peachtree Partners, Ira Gaines and Barry Zemel (collectively, the "Offerors") to purchase the Partnership's outstanding limited partnership units. The Offerors seek to purchase up to 4.9% of the Partnership's outstanding units (including the units that they currently own) at a price of $30 per unit, less certain reductions to that purchase price (including an "administrative fee" of $150 per selling investor) as described in the Offerors' written tender offer materials dated November 30, 2006.

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


Date:  February 13, 2007
       -----------------

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


Date:  February 13, 2007
       -----------------

                                                By: /s/ Glenn F. Hopps
                                                    ------------------
                                                    Glenn F. Hopps,
                                                    Treasurer and
                                                    Chief Accounting Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Date: February 13, 2007
               -----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and Chief Financial Officer
     February 13, 2007