Form 10-K
period 2007-03-31
PATRIOT TAX CREDIT PROPERTIES LP
filed 2007-06-22
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2007


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20638

                       PATRIOT TAX CREDIT PROPERTIES L.P.
         (FORMERLY KNOWN AS PRUDENTIAL-BACHE TAX CREDIT PROPERTIES L.P.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    Delaware                                      13-3519080
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2006, was ($1,541,000), based on Limited Partner equity (deficit) as of such date.

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

The primary objective of the Registrant is to provide the limited partners with low-income housing tax credits allowed under Section 42 of the Internal Revenue Code of 1986, as amended ("Tax Credits") over the ten-year credit period ("Tax Credit Period") for each Property in which the Registrant has invested and to a lesser extent, 10-year historic rehabilitation tax credits allowed under Section 48(g) of the Internal Revenue Code of 1986, as amended. The Registrant invested only in Local Partnerships that owned Properties which qualified for Tax Credits. No properties were acquired from any entity in which Prudential-Bache Properties, Inc. (the former general partner) or any affiliate had an interest. The Registrant's investments are composed of limited partnership interests in Local Partnerships owning then newly constructed or existing structures that had undergone substantial rehabilitation. The Local Partnerships in which the Registrant has invested must be operated in accordance with the low-income housing rules and regulations to protect the related Tax Credits. The Registrant expects that in order to avoid recapture of Tax Credits, its holding period with respect to each Local Partnership Interest will be at least as long as the 15-year compliance period ("Compliance Period") and may be substantially longer.

It is not expected that any of the Local Partnerships in which the Registrant has invested will generate any significant cash flow from operations to provide distributions to the holders of BUC$ ("BUC$ holders") or the limited partners. As of March 31, 2007, the Registrant has disposed of five of its eight original Properties. In addition, one Local Partnership has entered into a purchase and sale agreement to sell its property and related assets and liabilities. Subsequently, on April 27, 2007, the property and related assets and liabilities of that Local Partnership were sold (see Notes 12 and 14 in Item 8).

As of December 31, 2002, all the Local Partnerships have completed their Tax Credit Periods and the Registrant has met its primary objective of generating Tax Credits for qualified BUC$ holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period will end at various dates through December 31, 2007 with respect to the Properties depending upon when the Tax Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2007, the Registrant has recorded $2,700,000 as a loss on impairment of assets or reduction to estimated fair value.

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

The Registrant acquired its Local Partnership Interest in each Local Partnership by purchasing it directly from the existing limited and/or general partner of the Local Partnership. In each of the Registrant's investments, the Local General Partner owning the complex was required to provide personal guarantees and/or establish cash escrows, financial bonds and/or letters of credit to protect the Registrant against, among other things, the failure to meet certain operating criteria. All of these guarantees and escrows have expired.

For more information regarding the Properties, see Item 2, Properties. For more information regarding the Registrant's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Two Properties had revenue which exceeded 15% of the Registrant's total revenue during the years ended March 31, 2007 and 2006 and one Property had revenue which exceeded 15% of the Registrant's total revenue for the year ended March 31, 2005. Revenue from Cutler Canal II Associates, Ltd. ("Cutler Canal II") as a percentage of the Registrant's total revenue was 16.84% and 19.17% during the years ended March 31, 2007 and 2006. Revenue from Hill Top Homes Apartments Limited Partnership ("Hill Top") as a percentage of the Registrant's total revenue was 38.47% for the year ended March 31, 2007. Revenue from Palm Beach Apartments Ltd. ("Summer Creek Villas") as a percentage of the Registrant's total revenue was 41.04% and 56.03% during the years ended March 31, 2006 and 2005, respectively. Cutler Canal II and Summer Creek Villas were sold during the year ended March 31, 2006. Subsequently, on April 27, 2007, Hill Top was sold (see Note 14 in Item 8).

No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended March 31, 2007.

General Partner
---------------
The general partner of the Registrant is RCC Partners 96 L.L.C. (the "General Partner"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Member, President, Chief Executive Officer and Chief Financial Officer of the General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------
The Registrant is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 31, 2007, the Registrant has sold the Property and the related assets and liabilities of four Local Partnerships and the limited partnership interest in one Local Partnership. In addition, one Local Partnership entered into a purchase and sales agreement to sell its property and related assets and liabilities. Subsequently, on April 27, 2007, the property and related assets and liabilities of that Local Partnership were sold (see Notes 12 and 14 in Item
8). There can be no assurance as to when the Registrant will dispose of its remaining two investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Registrant will be sufficient to return to the limited partners their original investment.

On November 14, 2006, the Registrant's limited partnership interest in Papillion Heights Apartment, L.P. ("Papillion") was sold to the Local General Partner for a sales price of $25,000. The Registrant received proceeds of $25,000. Because Papillion was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $205,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $180,000 and $25,000 from the sale. The sale resulted in the liquidation of Papillion.

On October 31, 2006, the property and the related assets and liabilities of Brookland Park Plaza Limited Partnership ("Brookland") were sold to an unrelated third party purchaser for a sales price of $2,800,000. The Registrant received $467,577 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,332,000. The sale resulted in a loss of approximately $134,000, resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Brookland.

On March 28, 2006, the property and the related assets and liabilities of Cutler Canal II were sold to an affiliate of the Local General Partner for a sales price of $9,000,000. The Registrant received $1,800,000 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $7,200,000. The Registrant received an additional distribution of $365,356 relating to the forgiveness of the Florida Housing Finance Corporation promissory note, which was contingent at March 31, 2006. Because Cutler Canal II was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,948,000, which was recognized during the year ended March 31, 2006. Adjustments to the non-cash contribution of approximately $756,000 were recognized during the year ended March 31, 2007, resulting in an overall non-cash contribution of approximately $2,704,000. Such contributions flow through minority interest as a result of the write-off of the deficit basis in the property of approximately $2,704,000. The sale resulted in the liquidation of Cutler Canal II.

On January 18, 2006, the property and the related assets and liabilities of RMB Limited Partnership ("Hubbard's Ridge") were sold to an unaffiliated third party purchaser for a sales price of $4,950,000. The Registrant received $73,948 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,876,000. The sale resulted in a gain of approximately $2,101,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the year ended March 31, 2006. An additional loss of approximately $6,000 resulting from the write-off of additional basis in the property was recognized during the year ended March 31, 2007, resulting in an overall gain of approximately $2,095,000. The sale resulted in the liquidation of Hubbard's Ridge.

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser for a sales price of $45,500,000. The entire sales price was used to repay the mortgage, other liabilities, closing costs and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. The sale resulted in a gain of approximately $12,784,000, resulting from the write-off of the deficit basis in the property at the date of the sale and a non-cash contribution by the Local General Partner due to the write-off of related party debt of approximately $3,719,000 and a non-cash contribution by the General
Partner of $3,601,000 which were recognized during the year ended March 31, 2006. During the year ended March 31, 2007, an adjustment to the gain of approximately $2,643,000 was recognized which included the forgiveness of amounts due to the Local General Partner and affiliates of Local Partnerships and amounts due to the General Partner and its affiliates of approximately $1,088,000 and $386,000, respectively. Such adjustments resulted in an overall gain of approximately $15,427,000.

Asset Held for Sale
-------------------
On February 6, 2007, Hill Top entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $6,125,000. Hill Top is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Hill Top had property and equipment, at cost, of approximately $8,105,000, accumulated depreciation of approximately $3,128,000 and mortgage debt of approximately $2,755,000. Subsequently, on April 27, 2007, the property and related assets and liabilities of Hill Top were sold (see Note 14 in Item 8).

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


Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

As of March 31, 2007, the Registrant held interests in three remaining Local Partnerships (one of which was subsequently sold on April 27, 2007) which own the following Properties which continue to be operated in a manner to qualify for Tax Credits:

                                                                              Occupancy
                                                                Rents as of  Rate as of
                  Property                     Number of Units  May 1, 2007  May 1, 2007
---------------------------------------------  ---------------  -----------  -----------
Diamond Street Venture
  Philadelphia, PA                                   48           473-540        79%

Hill Top Homes Apartments Limited Partnership
  Arlington, TX                                     171           565-770        89%

Compton Townhouses Limited Partnership
  Cincinnati, OH                                     39               765        92%

(a) At March 31, 2007, the Registrant holds a 98% interest in Hill Top and Compton Townhouses Limited Partnership ("Compton Townhouses") and a 98.99% interest in Diamond Street Venture ("Diamond Street").


Diamond Street consists of 48 units in 16 buildings. The buildings are three-story brownstone row houses with historic features and similar layouts. Of the 48 apartment units, 46 are two-bedroom apartment units and two are efficiency apartment units.

Hill Top is comprised of a two-story building surrounded by 13 one-story complexes which are brick with wood siding and pitched roofs. The buildings are surrounded by a security gate of brick columns and wrought iron fencing with a guard house at the entrance. Of the total 171 apartment units, 18 are three-bedroom/one bath apartment units, each comprising approximately 925 square feet; 52 are two-bedroom/two bath apartment units, each comprising approximately 1,100 square feet; 98 are two-bedroom/one bath apartment units, each comprising approximately 936 square feet; and three are one-bedroom/one bath apartment units, each comprising approximately 1,000 square feet. Hill Top was subsequently sold on April 27, 2007 (see Note 14 in Item 8).

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

Item 3.  Legal Proceedings

In November 2006, a former general partner of Brookland commenced a lawsuit against Brookland, Centerline and an officer of Centerline in the Circuit Court of the City of Richmond, Virginia alleging that Brookland breached an obligation to pay a fee to the former general partner to compensate him for finding the buyer who purchased the apartment complex. The complaint alleges breach of contract and quantum meruit claims against Brookland for $98,000 for failure to pay the fee allegedly owed to the former general partner. The complaint also alleges a defamation claim against the other defendants seeking $600,000 in damages. The parties have reached an agreement in principal to settle this litigation in the amount of $75,000 which will be paid by Centerline and its insurer, and management anticipates that the lawsuit will be withdrawn.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for Registrant's BUC$, Related Limited Partner Matters and Issuer Purchases of Equity Securities

As of May 25, 2007, there were 2,192 BUC$ holders of record owning a total of 38,125 BUC$. Additionally, the General Partner holds one BUC$. A significant secondary market for BUC$ has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a limited partner to transfer BUC$.

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

o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Registrant's remaining investors with no liquidity opportunity for the rest of that tax year, the Registrant restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Registrant with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                                     Years Ended March 31,
                                        ---------------------------------------------------------------------------
              OPERATIONS                     2007           2006*            2005*          2004*          2003*
-------------------------------------   -------------   --------------   ------------   ------------   ------------
 Rental and other income                $     565,401   $      612,573   $    629,690   $    648,146   $    694,438
                                        =============   ==============   ============   ============   ============

 Interest income                        $      84,805   $        4,579   $      3,368   $      2,940   $      2,047
                                        =============   ==============   ============   ============   ============

 Interest expense                       $      92,187   $       91,660   $    100,585   $    106,970   $    126,900
                                        =============   ==============   ============   ============   ============

Depreciation and amortization
  expenses                              $     165,305   $      233,695   $    234,321   $    192,215   $    180,501
                                        =============   ==============   ============   ============   ============

Loss before minority interest and
  discontinued operations               $    (453,851)  $     (678,096)  $   (637,083)  $   (560,674)  $   (472,141)
                                        =============   ==============   ============   ============   ============

Minority interest in loss of local
  partnerships from operations          $         998   $          732   $        412   $        695   $        337
                                        =============   ==============   ============   ============   ============

Loss before discontinued operations     $    (452,853)  $     (677,364)  $   (636,671)  $   (559,979)  $   (471,804)
                                        =============   ==============   ============   ============   ============

Income (loss) from discontinued
  operations including gain on sale
  and minority interest                 $   2,861,054   $   10,001,732   $ (3,462,296)  $ (3,239,859)  $ (3,165,195)
                                        =============   ==============   ============   ============   ============

Net income (loss)                       $   2,408,201   $    9,324,368   $ (4,098,967)  $ (3,799,838)  $ (3,636,999)
                                        =============   ==============   ============   ============   ============

Loss from operations per limited
  partner BUC$                          $      (11.82)  $       (17.68)  $     (16.62)  $     (14.61)  $     (12.31)

Income (loss) from discontinued
  operations per limited partner BUC$   $       74.67   $       261.03   $     (90.36)  $     (84.56)  $     (82.61)
                                        -------------   --------------   ------------   ------------   ------------

 Net income (loss) per limited
  partner BUC$                          $       62.85   $       243.35   $    (106.98)  $     (99.17)  $     (94.92)
                                        =============   ==============   ============   ============   ============

 Total assets                           $   8,289,118   $   15,525,866   $ 53,860,978   $ 55,556,172   $ 58,143,529
                                        =============   ==============   ============   ============   ============

 Mortgage notes payable                 $   6,657,567   $   10,243,965   $ 43,771,002   $ 44,697,118   $ 45,294,215
                                        =============   ==============   ============   ============   ============

* Reclassified for comparative purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Registrant originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the Tax Credits. As of March 31, 2007, the Registrant sold the Property and the related assets and liabilities of four Local Partnerships and the limited partnership interest of one Local Partnership. See Note 11 in Item 8 for a discussion of Sale of Properties. In addition, as of March 31, 2007, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities. Subsequently on April 27, 2007, the property and related assets and liabilities of that Local Partnership were sold. See Notes 12 and 14 in Item 8 for a discussion of Asset Held for Sale and Subsequent Event.

Short-Term
----------

The Registrant's primary source of funds is rental revenues, which are fully utilized at the Property level, and cash distributions from operations and sales of the Local Partnerships in which the Registrant has invested. Such funds are available to meet the obligations of the Registrant. During the years ended March 31, 2007, 2006 and 2005, such distributions amounted to approximately $1,012,000, $1,997,000 and $114,000, respectively which included distributions and proceeds from sales amounting to approximately $886,000, $1,846,000 and $0, respectively.

For the year ended March 31, 2007, cash and cash equivalents of the Registrant and its consolidated Local Partnerships decreased approximately $1,194,000. The decrease is attributable to net cash used by operating activities ($48,000), payments of mortgage notes ($2,470,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($2,000), a decrease in development fees payable ($99,000) and distributions ($1,495,000) which exceeded dispositions of property ($74,000), a net increase in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($57,000), net proceeds from sale of property ($2,712,000), and advances from General Partner ($78,000). Included in adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately $483,000 and a gain on sale of property of approximately $2,429,000.

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

A working capital reserve maintained by the Registrant of approximately $956,000 remained unused at March 31, 2007. During the year ended March 31, 2007, distributions from sales proceeds were made to the BUC$ holders of approximately $1,487,000 and the General Partner of approximately $7,000.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $466,000 and $1,292,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. During the year ended March 31, 2007 management deemed the unpaid partnership management fees that were related to the sold properties uncollectible and, as a result, management fees in the amount of approximately $808,000 were written-off, resulting in a non-cash General Partner contribution of the same amount. Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursements and advances, the Registrant would not be in a position to meet its obligations.

At the Local Partnership level, certain Local General Partners and/or their affiliates have made deficit guaranty agreements with respect to the Local Partnerships which, under certain circumstances, required the Local General Partners and/or their affiliates to fund cash flow deficits. These operating deficit advances do not bear interest and are repayable by the Local Partnerships in accordance with the respective deficit guaranty agreements. In addition, the Registrant's financial statements as of March 31, 2007 and 2006 also reflect payables of $599,009 and $523,859, respectively, under operating deficit guaranty agreements at Hill Top, which have expired. As of March 31, 2007, all operating deficit guaranty agreements have expired.

The resolution of contingencies, if any, affecting Local Partnerships is not anticipated to impact future results of operations, liquidity or financial condition in a material way because the maximum loss the Registrant would be liable for its net investment in the respective Local Partnerships. However, the Registrant's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Registrant has invested the proceeds of its offering in eight Local Partnerships, all of which have had their Tax Credits fully in place and have expired. The Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Compliance Period will end at various dates through December 31, 2007 with respect to the Properties depending upon when the Tax Credit period commenced.

Results of Operations
---------------------

The operating results of the Local Partnerships consolidated herein are for the twelve-month periods ended December 31. Information disclosed below with respect to each Local Partnership is consistent with this method.

Fiscal 2007 vs. Fiscal 2006
---------------------------

Rental income decreased approximately $43,000 for the year ended March 31, 2007 as compared to 2006, primarily due to decreases in occupancy at two Local Partnerships.

Interest income increased approximately $80,000 for the year ended March 31, 2007 as compared to 2006, primarily due to higher cash and cash equivalent balances earning interest at the Registrant level.

Total   expenses,   excluding   general   and   administrative,    general   and
administrative-related parties, depreciation and amortization and repairs and maintenance, remained fairly consistent with a decrease of less than 1%.

General and administrative increased approximately $105,000 for the year ended March 31, 2007 as compared to 2006, primarily due to an increase in bad debt expense at two Local Partnerships and an increase in audit fees at the Registrant level.

General and administrative-related parties decreased approximately $203,000 for the year ended March 31, 2007 as compared to 2006, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Depreciation and amortization decreased approximately $68,000 for the year ended March 31, 2007 as compared to 2006, primarily due to the dispositions of fixed assets in 2007 at one Local Partnership.

Repairs and maintenance decreased approximately $23,000 for the year ended March 31, 2007 as compared to 2006, primarily due to a decrease in carpet replacements and floor repairs at one Local Partnership and a decrease in turnover expenses at a second Local Partnership.

Fiscal 2006 vs. Fiscal 2005
---------------------------

Rental income decreased approximately $18,000 for the year ended March 31, 2006 as compared to 2005, primarily due to a decrease in occupancy at one Local Partnership.

Total expenses, excluding repairs and maintenance remained fairly consistent with a decrease of approximately 1%.

Repairs and maintenance increased approximately $41,000 for the year ended March 31, 2006 as compared to 2005, primarily due to an increase in turnover expenses and trash removal costs at one Local Partnership and an increase in carpet replacements and floor repairs at a second Local Partnership.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Registrant's commitments from operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                            Less than        1 - 3          3 - 5        More than
                              Total           1 Year         Years          Years         5 Years
                           ------------   ------------   ------------   ------------   ------------
Mortgage notes payable (a) $  3,902,654   $  1,119,347   $     64,298   $     72,330   $  2,646,679
                           ============   ============   ============   ============   ============

(a) Mortgage notes are collateralized by land, buildings and improvements and leases related thereto. Mortgage notes consist of both first mortgages and support loans (second and third mortgages).

The following table summarizes the Registrant's commitments from discontinued operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                            Less than        1 - 3          3 - 5        More than
                              Total           1 Year         Years          Years         5 Years
                           ------------   ------------   ------------   ------------   ------------
Mortgage note payable (a)  $  2,754,913   $    141,143   $    323,493   $    387,415   $  1,902,862
                           ============   ============   ============   ============   ============

(a) The mortgage note is collateralized by land, buildings and improvements and leases related thereto.


Off-Balance Sheet Arrangements
------------------------------

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

Through March 31, 2007, the Registrant has recorded $2,700,000 as a loss on impairment of assets or reductions to estimated fair value.

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

Property Information
--------------------
As of March 31, 2007, the Registrant held interests in three of its original eight Local Partnerships (one of which was sold subsequently on April 27, 2007). The following schedule gives specific details about the related Properties.

                                                                            Gross Carrying
                                                                               Value of            Occupancy
                                                                 Number       Property at           Rate at
                        Property (a)                            of Units    March 31, 2007    December 31, 2006(c)
------------------------------------------------------------    --------    --------------    -------------------
RMB Limited Partnership (Hubbard's Ridge) (d)
   Garland, TX                                                         0    $            0             0%
Cutler Canal II Associates, Ltd. (e)
   Miami, FL                                                           0                 0             0%
Diamond Street Venture (b)
   Philadelphia, PA                                                   48         2,856,052            77%
Papillion Heights Apartments L.P. (Papillion) (h)
   Papillion, NE                                                       0                 0             0%
Hill Top Homes Apartments Limited Partnership (Hill Top) (i)
   Arlington, TX                                                     171         8,104,661            96%
Palm Beach Apartments, Ltd. (Summer Creek Villas) (f)
   West Palm Beach, FL                                                 0                 0             0%
Brookland Park Plaza Limited Partnership (Brookland) (g)
   Richmond, VA                                                        0                 0             0%
Compton Townhouses Limited Partnership
   Cincinnati, OH                                                     39         2,446,958            84%
                                                                            --------------

                                                                            $   13,407,671
                                                                            ==============


(a) At March 31, 2007, the Registrant holds, a 98% interest in Hill Top and Compton Townhouses and a 98.99% interest in Diamond Street.

(b) The investment in property relating to the Diamond Street (as defined) was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

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

(g) The property and related assets and liabilities of Brookland were sold on October 31, 2006.

(h) The Registrant's limited partnership interest in Papillion was sold on November 14, 2006.

(i) Hill Top executed a purchase and sale agreement on February 6, 2007 and is included as an asset held for sale at March 31, 2007. Subsequently, the property and related assets and liabilities were sold on April 27, 2007 (see Notes 12 and 14 in Item 8).

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

Item 8.  Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm          13

         Consolidated Balance Sheets at March 31, 2007 and 2006           17

         Consolidated Statements of Operations for the Years Ended
           March 31, 2007, 2006 and 2005                                  18

         Consolidated Statements of Changes in Partners' Capital
           (Deficit) for the Years Ended March 31, 2007, 2006 and 2005    19

         Consolidated Statements of Cash Flows for the Years Ended
           March 31, 2007, 2006 and 2005                                  20

         Notes to Consolidated Financial Statements                       21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Patriot Tax Credit Properties L.P. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2007, 2006 and 2005. The consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. For the years ended March 31, 2007 and 2006, we did not audit the financial statements of certain investee partnerships which represent $0 and $6,800,462, respectively, in total assets and $0, $1,495,773 and $(470,468), respectively, of the net income (loss) as of and for the years ended March 31, 2007, 2006 and 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Tax Credit Properties L.P. and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations, changes in partners' capital (deficit) and their cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)2 in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subject to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ REZNICK GROUP, P.C.


Bethesda, Maryland
June 21, 2007

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 2006

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    March 31,
                                                          ----------------------------
                                                              2007            2006
                                                          ------------    ------------
OPERATING ASSETS

Investment in property:

Land                                                      $     27,279    $    694,449
Buildings and improvements                                   5,275,732      21,459,805
Accumulated depreciation                                    (3,367,301)    (10,579,027)
                                                          ------------    ------------
                                                             1,935,710      11,575,227
Net investment in property
Cash and cash equivalents                                    1,021,151       2,214,692
Cash and cash equivalents held in escrow                       113,504         300,903
Deferred financing costs, net                                   15,266         191,129
Due from General Partner and its affiliates                          0       1,030,863
Other assets                                                    20,234         213,052
                                                          ------------    ------------

Total operating assets                                       3,105,865      15,525,866
                                                          ------------    ------------

Assets from discontinued operations (Note 13)
  Investment in property held for sale, net                  4,976,662               0
  Net assets held for sale                                     206,591               0
                                                          ------------    ------------
Total asset from discontinued operations                     5,183,253               0
                                                          ------------    ------------

Total assets                                              $  8,289,118    $ 15,525,866
                                                          ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

  Mortgage notes payable                                  $  3,902,654    $ 10,243,965
  Accrued interest payable                                       5,295          77,583
  Other accrued expenses and liabilities                       279,635       1,084,916
  Due to Local General Partners and affiliates of
    Local Partnerships                                       1,097,535       2,776,738
  Development fees payable                                   1,052,447       1,151,510
  Real estate taxes payable                                     54,527          88,711
  Due to General Partner and its affiliates                    499,745       3,314,677
                                                          ------------    ------------

Total operating liabilities                                  6,891,838      18,738,100
                                                          ------------    ------------

Liabilities from discontinued operations (Note 13)
  Mortgage notes payable of assets held for sale             2,754,913               0
  Net liabilities related to assets held for sale
    (including minority interest)                              292,484               0
                                                          ------------    ------------
Total liabilities from discontinued operations               3,047,397               0
                                                          ------------    ------------

Minority interest in Local Partnerships                         24,164         183,027
                                                          ------------    ------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$ issued and outstanding)     (3,218,306)     (4,127,006)

  General partner (1 BUC$ issued and outstanding)            1,544,025         731,745
                                                          ------------    ------------

Total partners' capital (deficit)                           (1,674,281)     (3,395,261)
                                                          ------------    ------------

Total liabilities and partners' capital (deficit)         $  8,289,118    $ 15,525,866
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended March 31,
                                                      --------------------------------------------
                                                           2007           2006*           2005*
                                                      ------------    ------------    ------------
Operations

Revenues
Rental income                                         $    557,542    $    600,470    $    618,163
Other income                                                 7,859          12,103          11,527
Interest income                                             84,805           4,579           3,368
                                                      ------------    ------------    ------------

Total revenues                                             650,206         617,152         633,058
                                                      ------------    ------------    ------------

Expenses
Interest                                                    92,187          91,660         100,585
Depreciation and amortization                              165,305         233,695         234,321
Operating and other                                         69,862          67,106          65,034
Taxes and insurance                                        107,045         112,202         105,542
Repairs and maintenance                                    175,287         198,480         157,443
General and administrative                                 284,487         179,229         185,396
General and administrative-related parties (Note 6)        209,884         412,876         421,820
                                                      ------------    ------------    ------------

Total expenses                                           1,104,057       1,295,248       1,270,141
                                                      ------------    ------------    ------------

Loss from operations before minority interest             (453,851)       (678,096)       (637,083)
Minority interest in loss of local partnerships
  from operations                                              998             732             412
                                                      ------------    ------------    ------------

Loss from operations                                      (452,853)       (677,364)       (636,671)
                                                      ------------    ------------    ------------

Discontinued operations:
Income (loss) from discontinued operations (net of
  minority interest and gain on sale of $2,429,104,
  $14,824,690 and $0, respectively)                      2,861,054      10,001,732      (3,462,296)
                                                      ------------    ------------    ------------

Net income (loss)                                     $  2,408,201    $  9,324,368    $ (4,098,967)
                                                      ============    ============    ============

Loss from operations - limited partners               $   (450,589)   $   (673,977)   $   (633,488)
Income (loss) from discontinued operations -
  limited partners                                       2,846,749       9,951,723      (3,444,984)
                                                      ------------    ------------    ------------

Net income (loss)-limited partners                    $  2,396,160    $  9,277,746    $ (4,078,472)
                                                      ============    ============    ============

Number of BUC$ outstanding - limited partners               38,125          38,125          38,125
                                                      ============    ============    ============

Loss from operations per BUC$ - limited partners      $     (11.82)   $     (17.68)   $     (16.62)
Income (loss) from discontinued operations
  per BUC$ - limited partners                                74.67          261.03          (90.36)
                                                      ------------    ------------    ------------

Net income (loss) per BUC$ - limited partners         $      62.85    $     243.35    $    (106.98)
                                                      ============    ============    ============

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                Limited         General
                                                  Total         Partners        Partner           BUC$
                                              ------------    ------------    ------------    ------------
Partners' capital (deficit)
April 1, 2004                                 $ (8,620,662)   $ (9,326,280)   $    705,618    $     38,126

Net Loss                                        (4,098,967)     (4,078,472)        (20,495)              0
                                              ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2005                                 (12,719,629)    (13,404,752)        685,123          38,126

Net Loss                                         9,324,368       9,277,746          46,622               0
                                              ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2006                                  (3,395,261)     (4,127,006)        731,745          38,126

Net income                                       2,408,201       2,396,160          12,041               0

Distribution                                    (1,494,932)     (1,487,460)         (7,472)              0
Contribution - write-off of partnership
  management fee related to sold properties        807,711               0         807,711               0
                                              ------------    ------------    ------------    ------------

Partners' capital (deficit)
March 31, 2007                                $ (1,674,281)   $ (3,218,306)   $  1,544,025    $     38,126
                                              ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended March 31,
                                                                   --------------------------------------------
                                                                       2007            2006            2005
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                  $  2,408,201    $  9,324,368    $ (4,098,967)
                                                                   ------------    ------------    ------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property                                             (2,429,104)    (14,824,690)              0
Capital contribution - General Partner                                  807,711               0               0
Depreciation and amortization                                           483,047       1,884,192       2,412,369
Minority interest in (loss) income of local partnerships             (1,118,763)      2,126,807      (1,095,727)
Decrease (increase) in cash held in escrow                               39,616      (5,801,152)       (765,438)
Increase in real estate taxes payable                                    25,715           7,630         397,975
Increase in accrued interest payable                                     16,325         241,752         177,522
Increase in other assets                                                (93,168)     (1,130,310)       (209,528)
(Decrease) increase in other accrued expenses and liabilities          (187,933)      1,340,015         863,352
                                                                   ------------    ------------    ------------
Total adjustments                                                    (2,456,554)    (16,155,756)      1,780,525
                                                                   ------------    ------------    ------------

Net cash used in operating activities                                   (48,353)     (6,831,388)     (2,318,442)
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
Dispositions (investments) in property                                   74,051         (18,162)        (15,831)
Proceeds from sale of property                                        2,825,000      45,500,000               0
Costs paid relating to sale of property                                (113,442)     (7,671,272)              0
                                                                   ------------    ------------    ------------

Net cash provided by (used in) investing activities                   2,785,609      37,810,566         (15,831)
                                                                   ------------    ------------    ------------

Cash flows from financing activities
Payments on mortgage notes                                           (2,469,871)    (23,565,444)       (926,116)
Decrease in development fees payable                                    (99,063)              0               0
Advances (Repayments) from General Partner                               77,922      (8,156,642)      1,348,459
Increase in due to Local General Partners and affiliates of
 Local Partnerships, General Partner and its affiliates                  56,679       2,015,169       1,074,974
Advance from local limited partner                                            0               0         563,334
Distribution to minority interest partner                                (1,532)              0               0
Distribution                                                         (1,494,932)              0               0
                                                                   ------------    ------------    ------------

Net cash (used in) provided by financing activities                  (3,930,797)    (29,706,917)      2,060,651
                                                                   ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                 (1,193,541)      1,272,261        (273,622)

Cash and cash equivalents at beginning of year                        2,214,692         942,431       1,216,053
                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year                           $  1,021,151    $  2,214,692    $    942,431
                                                                   ============    ============    ============
Supplemental disclosures of cash flow information:
Interest paid                                                      $    728,483    $  5,677,068    $  4,626,705
                                                                   ============    ============    ============

Summarized below are the components of the gain on sale of property:

Proceeds from sale of investments - net                            $ (2,711,558)   $(37,828,728)   $          0
Decrease in investment in property, net of accumulated
 depreciation                                                         4,119,691      36,075,214               0
Decrease in deferred costs                                               48,889         629,872               0
Decrease in other assets                                              1,277,056         479,731               0
Decrease in cash held in escrow                                          94,026       7,487,988               0
Decrease in other liabilities                                        (1,475,422)     (2,751,143)              0
Decrease in real estate taxes payable                                   (59,899)       (490,912)              0
Decrease in accrued interest payable                                     (2,927)     (2,522,435)              0
Decrease in mortgage notes payable                                   (1,116,527)     (9,961,593)              0
Decrease in due to Local General Partners and affiliates of
 Local Partnerships, General Partner and its affiliates              (1,735,882)     (5,698,828)              0
Decrease in due to General Partner and affiliates                    (1,827,984)     (2,192,053)              0
Noncash contribution from sale to related party                         961,433       1,948,197               0

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - General

Patriot Tax Credit Properties L.P., a Delaware limited partnership (the "Partnership"), was formed on May 3, 1989, and will terminate on December 31, 2029, unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships" or "subsidiaries") owning apartment complexes ("Apartment
Complexes" or "Properties") that are eligible for the low-income housing tax credit or the historic rehabilitation tax credit ("Tax Credit"). The general partner of the Partnership is RCC Partners 96, L.L.C. (the "General Partner"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Member, President, Chief Executive Officer and Chief Financial Officer of the General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

Independence SLP L.P. ("SLP"), an affiliate of Centerline Capital, is the special limited partner. The SLP acts as special limited partner of each Local Partnership entitling it to certain rights with respect to the operation and management of each Local Partnership. At March 31, 2007, the Partnership has investments in three Local Partnerships. Through the year ended March 31, 2007, the Partnership has sold the Property and the related assets and liabilities of four Local Partnerships and the limited partnership interest of one Local Partnership (see Note 11 for discussion of sales). In addition, as of March 31, 2007, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities. Subsequently, on April 27, 2007, the property and related assets and liabilities of that Local Partnership were sold (see Notes 12 and 14).


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

For the years ended March 31, 2007, 2006 and 2005, the consolidated financial statements include the accounts of the Partnership and 7, 8 and 8 subsidiary partnerships, respectively (originally 8), in which the Partnership is a limited partner, with an ownership interest ranging from approximately 66.5% to 98.99%. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. All subsidiary partnerships have fiscal years ending December 31. The Partnership has a controlling financial interest in the subsidiary partnerships through its rights to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions. These rights may be exercised by the General Partner of the Partnership and/or an affiliate, which affiliate has a contractual obligation to act on behalf of the Partnership.

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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Distributions of cash may be made in accordance with the Partnership Agreement and, if made, are allocated 99.5% to the limited partners and .5% to the General Partner. During the year ended March 31, 2007, distributions from sales proceeds were made to the limited partners of approximately $1,487,000 and to the General Partners of approximately $7,000.


NOTE 3 - Costs, Fees and Expenses

a)  Deferred Financing Costs

Deferred financing costs include amounts paid for services rendered in arranging the financing for the Local Partnerships. These costs were capitalized and are being amortized over the lives of the related debt.

The components of deferred financing costs and their periods of amortization from operating assets are as follows:

                                            March 31,
                                   ----------------------------        Period
                                       2007            2006           (Months)
                                   ------------    ------------    -------------
Deferred financing costs           $     76,373    $    421,989          **
Less:  Accumulated amortization         (61,107)       (230,860)
                                   ------------    ------------

                                   $     15,266    $    191,129
                                   ============    ============

** Over the life of the respective mortgages.


Amortization of deferred financing costs from operations amounted to $812 for each of the years ended March 31, 2007, 2006 and 2005 and is estimated to be $812 for each of the next five years.

During the years ended March 31, 2007 and 2006, there were net decreases in deferred costs of $92,502 and $4,906,874 and net decreases in accumulated amortization of $43,613 and $4,277,002, respectively, due to write-offs from discontinued operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The components of deferred costs and their periods of amortization from discontinued assets are as follows:

                                             March 31,
                                   ----------------------------
                                       2007            2006            Period
                                   ------------    ------------    -------------
Financing expenses                 $    253,114    $          0          *
Less:  Accumulated amortization        (140,073)              0
                                   ------------    ------------

                                   $    113,041    $          0
                                   ============    ============

* Over the life of the respective related mortgages


Amortization expense from discontinued operations for the years ended March 31, 2007, 2006 and 2005 amounted to $13,121, $187,614 and $291,931, respectively.


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


NOTE 4 - Investment in Property

The Partnership's Properties and related debt from operations at March 31 were:

                                                    Net Investment in Property    Mortgage Notes Payable
                                                    --------------------------   -------------------------
                Description (a)                        2007            2006         2007           2006
-------------------------------------------------   -----------    -----------   -----------   -----------
Apartment Complexes:

Diamond Street Venture (b)
  Philadelphia, PA                                  $ 1,119,333    $ 1,264,341   $ 2,812,727   $ 2,841,492
Papillion Heights Apartments L.P. (d)
  Papillion, NE                                               0      1,346,855             0     1,137,316
Hill Top Homes Apartments Limited
  Partnership (e)
  Arlington, TX                                               0      5,161,645             0     2,883,887
Brookland Park Plaza Limited Partnership (c)
  Richmond, VA                                                0      2,892,474             0     2,249,935
Compton Townhouses Limited Partnership
  Cincinnati, OH                                        816,377        909,912     1,089,927     1,131,335
                                                    -----------    -----------   -----------   -----------

                                                    $ 1,935,710    $11,575,227   $ 3,902,654   $10,243,965
                                                    ===========    ===========   ===========   ===========


(a) The Partnership holds a 98% interest in Compton Townhouses and a 98.99% interest in Diamond Street, and held a 98% interest in Hill Top (as defined).

(b) The investment in property relating to the Diamond Street was reduced by $2,700,000 as of March 31, 1995 representing a loss on impairment of assets.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


(c) The property and the related assets and liabilities were sold during the year ended March 31, 2007.

(d) The limited partnership interest was sold during the year ended March 31, 2007.

(e) Hill Top executed a purchase and sale agreement on February 6, 2007. Subsequently, the property was sold on April 27, 2007.

The Partnership's Property and related debt from discontinued operations at March 31 was:

                                                    Net Investment in Property    Mortgage Notes Payable
                                                    --------------------------   -------------------------
                Description (a)                        2007            2006         2007           2006
-------------------------------------------------   -----------    -----------   -----------   -----------
Apartment Complex:

Hill Top Homes Apartments Limited Partnership (b)
  Arlington, TX                                     $ 4,976,662    $         0   $ 2,754,913   $         0
                                                    ===========    ===========   ===========   ===========

(a) The Partnership held a 98% interest in Hill Top.

(b) The Property executed a purchase and sale agreement on February 6, 2007. Subsequently, the property was sold on April 27, 2007.


NOTE 5 - Mortgage Notes Payable

Mortgage notes from operations are collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnerships are reporting, and thereafter are as follows:

                                              Amount
                                           -------------
2007                                       $  1,119,347
2008                                             31,203
2009                                             33,095
2010                                             35,101
2011                                             37,229
Thereafter                                    2,646,679
                                           ------------
                                           $  3,902,654
                                           ============


Mortgage notes from operations consist of both first mortgages and support loans (second and third mortgages). First mortgages amounting to $1,462,654 bear interest at rates 5.83% and 7.35% and have final maturities on August 1, 2007 and January 1, 2016. The support loans include two loans totaling $2,440,000 maturing on December 15, 2014 and March 1, 2031, the latter of which bears interest at 1%, and the former being non-interest bearing.

At March 31, 2007 and 2006, the estimated fair values of the mortgage notes payable from operations were $1,089,927 and $7,402,473, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available to the Local Partnerships for similar loans. Fair value estimates are made at a specific point in time, based on relevant market information, and are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Local Partnerships would pay upon maturity or disposition of the loans.

The mortgage note from discontinued operations is collateralized by land, buildings and improvements and leases related thereto. Annual principal payment requirements for each of the next five years ending December 31, the date at which the Local Partnership is reporting, and thereafter is as follows:

                                              Amount
                                           ------------

2007                                       $    141,443
2008                                            154,460
2009                                            169,033
2010                                            184,981
2011                                            202,434
Thereafter                                    1,902,862
                                           ------------
                                           $  2,754,193
                                           ============

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The mortgage note from discontinued operations bears interest at a rate 9.05% and has final maturities on July 1, 2018.

At March 31, 2007 and 2006, the estimated fair values of the mortgage note payable from discontinued operations were $2,754,913 and $0, respectively. This estimate is based upon the present value of expected cash flows discounted at rates currently available to the Local Partnership for similar loans. Fair value estimate is made at a specific point in time, based on relevant market information, and is subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimate presented herein is not necessarily indicative of the amounts that the Local Partnership would pay upon maturity or disposition of the loan.


NOTE 6 - Related Parties

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                           Years Ended March 31,
                                                     --------------------------------
                                                       2007        2006*       2005*
                                                     --------    --------    --------
Partnership management fees (a)                      $ 55,167    $153,911    $236,760
Expense reimbursement (b)                             116,348     211,161     134,454
Local administrative fees (d)                           2,500       2,500       5,000
                                                     --------    --------    --------
Total general and administrative - General Partner    174,015     367,572     376,214
                                                     --------    --------    --------
Property management fees incurred to affiliates
   of the subsidiary partnerships' general
   partners (c)                                        35,869      45,304      45,606
                                                     --------    --------    --------
Total general and administrative - related parties   $209,884    $412,876    $421,820
                                                     ========    ========    ========

* Reclassified for comparative purposes.


The costs incurred to related parties from discontinued operations for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                           Years Ended March 31,
                                                     --------------------------------
                                                       2007        2006*       2005*
                                                     --------    --------    --------
Local administrative fees (d)                        $ 22,083    $ 14,209    $ 15,250
                                                     --------    --------    --------
Total general and administrative - general partner     22,083      14,209      15,250
                                                     --------    --------    --------
Property management fees incurred to affiliates
   of the subsidiary partnerships' general
   partners (c)                                       487,740     270,675     338,850
                                                     --------    --------    --------
Total general and administrative - related parties   $509,823    $284,844    $354,100
                                                     ========    ========    ========

* Reclassified for comparative purposes

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $466,000 and $1,292,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. During the year ended March 31, 2007, management deemed the unpaid partnership management fees that were related to the sold properties uncollectible and, as a result, management fees in the amount of approximately $808,000 were written-off, resulting in a non-cash General Partner contribution of the same amount.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $34,000 and $273,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively.

(c) As of December 31, 2006, the properties owned by three of the Local Partnerships were managed by a Local General Partner or its affiliates. Property management fees incurred by subsidiary partnerships amounted to $545,692, $338,637 and $410,854 for the years ended March 31, 2007, 2006 and 2005, respectively. Of these fees $525,524, $315,979 and $384,456 were earned by affiliates of the Local General Partners, (which includes $487,740, $270,675 and $338,850 relating to discontinued operations) of which $0, $97,956 and $167,238 were also earned by affiliates of the Partnership.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

B)  Interest Related Party Expenses

Interest expense incurred to related parties from discontinued operations for the years ended March 31, 2007, 2006 and 2005 was as follows:

                                                    Years Ended March 31,
                                              --------------------------------
                                                2007        2006        2005
                                              --------    --------    --------
Hill Top (a)                                  $ 38,612    $ 38,612    $ 38,612
Summer Creek Villas (b)                              0     658,327     811,153
                                              --------    --------    --------

                                              $ 38,612    $696,939    $849,765
                                              ========    ========    ========

a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance at March 31, 2007 of $426,647 bearing interest at 9.05%. The principal and accrued interests are due at the earlier of the sale or refinancing of the property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for the years ended March 31, 2007, 2006 and 2005 are included in the line item "Interest-related parties" in the financial statements. Hill Top entered into a purchase and sale agreement on February 6, 2007. Subsequently, the property was sold on April 27, 2007 (see Notes 12 and 14).

b) On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas Local Partnership ("Summer Creek Villas") were sold to an unrelated third party purchaser (see Note 11). The General Partner and its affiliates had made advances to the Partnership to make operating advances to Summer Creek Villas prior to its sale. As of March 31, 2007 and March 31, 2006, total advances outstanding to Summer Creek Villas from the General Partner (and, in turn, the Partnership) were $0 and $1,618,835, respectively. The advances were unsecured, bearing interest at prime + 2%, and were payable from cash flow as defined by the local partnership agreement. In addition, the Local General Partners made a loan to Summer Creek Villas in connection with the construction, financing and development of the property in the amount of $3,700,000, bearing interest at prime + 2%, with repayments to be made from available cash flows or out of available net sale or refinancing proceeds of Summer Creek Villas. As of March 31, 2007 and 2006, the outstanding balance of this loan was $0 and $1,519,567, respectively. Certain advances and loans (including accrued interest) made to Summer Creek Villas were repaid from available net sale proceeds as defined by the limited partnership agreement of Summer Creek Villas. Interest expense recorded by Summer Creek Villas relating to such advances and loans for the years ended March 31, 2007, 2006 and 2005 is included in the line item "Interest-related parties" in the financial statements (see Note 13).


NOTE 7 - Local General Partners and Affiliates of Local Partnerships

Due to Local General Partners and affiliates of Local Partnerships includes amounts payable for accrued interest, advances, property management fees and operating loans made in accordance with operating deficit guaranty agreements.

The Partnership had negotiated operating deficit guaranty agreements with certain Local General Partners and/or their affiliates by which the general partners and/or their affiliates of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the operating deficit guaranty agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2007, all operating deficit guaranty agreements have expired.

The Local General Partner of Summer Creek Villas was obligated to fund operating deficits pursuant to two separate operating deficit guaranty agreements. All operating deficit guaranty agreements have either been fully funded or have expired. In prior years the General Partner had elected to treat all advances made under the operating deficit guaranty agreements as non-repayable.

As of March 31, 2007 and 2006, development fees of $1,052,447 and $1,151,510 were payable to various Local General Partners.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 8 - Quarterly Financial Information (Unaudited)

                                             First Quarter     Second Quarter    Third Quarter     Fourth Quarter
                                             ---------------   --------------    --------------    --------------

            Fiscal Year 2007
------------------------------------------
Operations:
Total Revenue                                $      159,360    $      167,540    $      166,515    $      156,791
                                             ==============    ==============    ==============    ==============
Loss from operations                         $     (104,031)   $     (121,714)   $     (147,936)   $      (79,172)
                                             ==============    ==============    ==============    ==============
Loss from operations per BUC$ - limited
  partners                                   $        (2.72)   $        (3.18)   $        (3.86)   $        (2.06)
                                             ==============    ==============    ==============    ==============

Discontinued Operations:
Total Revenue                                $      786,070    $      648,411    $      481,164    $      410,991
                                             ==============    ==============    ==============    ==============
Income (loss) from discontinued
  operations                                 $    2,914,657    $      (89,431)   $       86,444    $      (50,616)
                                             ==============    ==============    ==============    ==============
Income (loss) from discontinued
  operations
  per BUC$ - limited partners                $        76.07    $        (2.33)   $         2.26    $        (1.33)
                                             ==============    ==============    ==============    ==============

Net (loss) income                            $    2,810,626    $     (211,146)   $      (61,492)   $     (129,787)
                                             ==============    ==============    ==============    ==============
Net (loss) income per BUC$                   $        73.36    $        (5.52)   $        (1.60)   $        (3.39)
                                             ==============    ==============    ==============    ==============

             Fiscal Year 2006*
------------------------------------------
Operations:
Total Revenue                                $      144,669    $      163,370    $      143,994    $      165,119
                                             ==============    ==============    ==============    ==============
Loss from operations                         $     (182,693)   $     (151,507)   $     (154,116)   $     (189,048)
                                             ==============    ==============    ==============    ==============
Loss from operations per BUC$ - limited
  partners                                   $        (4.77)   $        (3.95)   $        (4.02)   $        (4.94)
                                             ==============    ==============    ==============    ==============

Discontinued Operations:
Total Revenue                                $    2,462,731    $    2,573,140    $    1,324,952    $    1,386,755
                                             ==============    ==============    ==============    ==============
Loss (income) from discontinued
  operations                                 $     (627,161)   $   10,218,295**  $     (198,605)   $      609,203
                                             ==============    ==============    ==============    ==============
Loss (income) from discontinued
  operations per BUC$ - limited partners     $       (16.37)   $       266.68    $        (5.18)   $        15.90
                                             ==============    ==============    ==============    ==============

Net loss (income)                            $     (809,854)   $   10,066,787    $     (352,721)   $      420,156
                                             ==============    ==============    ==============    ==============
Net loss (income) per BUC$                   $       (21.14)   $       262.73    $        (9.20)   $        10.96
                                             ==============    ==============    ==============    ==============


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

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2006, the account balances exceeded the FDIC limit.


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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Effective January 1, 1999, Summer Creek Villas entered into a funding agreement with Palm Beach Investor, L.P. (Summer Creek Villas' "Class C limited partner") which provided for a series of loans to be made to Summer Creek Villas in each of the years 1999, 2000 and 2001, in amounts not to exceed $2,000,000 in the aggregate. On September 9, 2002, Summer Creek Villas entered into a second funding agreement with the Class C limited partner which provided for a second series of loans to Summer Creek Villas in each of the years 2002, 2003 and 2004, in amounts not to exceed $1,500,000 in the aggregate. Although no formal agreements were reached with the other partners, additional loans from the Partnership (which is the Class A limited partner) were obtained in accordance with the loans to be provided under the funding agreement. Loans made through July 14, 2005 to fund operating deficits totaled $14,493,656 and were comprised of $10,993,656 from the Partnership (which was eliminated in consolidation) and $3,700,000 from the Class C limited partner, which included an emergency hurricane repair advance of $200,000.

Brookland Park Plaza Limited Partnership ("Brookland")
------------------------------------------------------
In November 2006, a former general partner of Brookland commenced a lawsuit against Brookland, Centerline and an officer of Centerline in the Circuit Court of the City of Richmond, Virginia alleging that Brookland breached an obligation to pay a fee to the former general partner to compensate him for finding the buyer who purchased the apartment complex. The complaint alleges breach of contract and quantum meruit claims against Brookland for $98,000 for failure to pay the fee allegedly owed to the former general partner. The complaint also alleges a defamation claim against the other defendants seeking $600,000 in damages. The parties have reached an agreement in principal to settle this litigation in the amount of $75,000 which will be paid by Centerline and its insurer, and management anticipates that the lawsuit will be withdrawn.


NOTE 11 - Sale of Properties/Local Partnership Interests

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 31, 2007, the Partnership sold the Property and the related assets and liabilities of four Local Partnerships and the limited partnership interest in one Local Partnership. In addition, one Local Partnership entered into a purchase and sales agreement to sell its property and related assets and liabilities. Subsequently, on April 27, 2007, the property and related assets and liabilities of one Local Partnership were sold (see Notes 12 and 14). There can be no assurance as to when the Partnership will dispose of its two remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

On October 31, 2006, the property and related assets and liabilities of Brookland were sold to an unrelated third party purchaser for a sales price of $2,800,000. The Partnership received $467,577 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,332,000. The sale resulted in a loss of approximately $134,000, resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Brookland.

On March 28, 2006, the property and the related assets and liabilities of Cutler Canal II Associates, Ltd. ("Cutler Canal II") were sold to an affiliate of the Local General Partner for a sales price of $9,000,000. The Partnership received $1,800,000 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $7,200,000. The Partnership received an additional distribution of $365,356 relating to the forgiveness of the Florida Housing Finance Corporation promissory note, which was contingent at March 31, 2006. Because Cutler Canal II was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,948,000, which was recognized during the year ended March 31, 2006. Adjustments to the non-cash contribution of approximately $756,000 were recognized during the year ended March 31, 2007, resulting in an overall non-cash contribution of approximately $2,704,000. Such contributions flow through minority interest as a result of the write-off of the deficit basis in the property of approximately $2,704,000. The sale resulted in the liquidation of Cutler Canal II.

On January 18, 2006, the property and the related assets and liabilities of RMB Limited Partnership ("Hubbard's Ridge") were sold to an unaffiliated third party purchaser for a sales price of $4,950,000. The Partnership received $73,948 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,876,000. The sale resulted in a gain of approximately $2,101,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the year ended March 31, 2006. An additional loss of approximately $6,000 resulting from the write-off of additional basis in the property was recognized during the year ended March 31, 2007, resulting in an overall gain of approximately $2,095,000. The sale resulted in the liquidation of Hubbard's Ridge.

On July 14, 2005, the property and the related assets and liabilities of Summer Creek Villas were sold to an unrelated third party purchaser for a sales price of $45,500,000. The entire sales price was used to repay the mortgage, other

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


liabilities, closing costs and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. The sale resulted in a gain of approximately $12,784,000 resulting from the write-off of the deficit basis in the property at the date of the sale and a non-cash contribution by the Local General Partner due to the write-off of related party debt of approximately $3,719,000 and a non-cash contribution by the General
Partner of $3,601,000 which were recognized during the year ended March 31, 2006. During the year ended March 31, 2007, an adjustment to the gain of approximately $2,643,000 was recognized which included the forgiveness of due to the Local General Partner and affiliates of Local Partnerships and due to the General Partner and its affiliates of approximately $1,088,000 and $386,000, respectively. Such adjustments resulted in an overall gain of approximately $15,427,000.


NOTE 12 - Asset Held for Sale

On February 6, 2007, Hill Top entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $6,125,000. Hill Top was being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Hill Top had property and equipment, at cost, of approximately $8,105,000, accumulated depreciation of approximately $3,128,000 and mortgage debt of approximately $2,755,000. Subsequently, on April 27, 2007, the property and related assets and liabilities of Hill Top were sold (see Note 14).


NOTE 13 - Discontinued Operations

The following table summarizes the financial position of the Local Partnership that is classified as discontinued operations because the respective Local Partnership was classified as an asset held for sale. For the year ended March 31, 2007, Hill Top was classified as discontinued operations on the consolidated balance sheet.

Consolidated Balance Sheet of Discontinued Operations:

                                                       March 31,      March 31,
                                                         2007           2006
                                                     -----------    -----------
Assets
  Investment in property:
    Land                                             $   553,841    $         0
    Building and improvements                          7,550,819              0
    Accumulated depreciation                          (3,127,998)            (0)
                                                     -----------    -----------
    Net investment in property                         4,976,662              0
                                                     -----------    -----------

  Cash and cash equivalents held in escrow                53,757              0
  Deferred financing costs, net of accumulated
    amortization of $140,073 and $0, respectively        113,041              0
  Other assets                                            39,793              0
                                                     -----------    -----------
Total assets                                         $ 5,183,253    $         0
                                                     ===========    ===========

Liabilities
  Mortgage notes payable                             $ 2,754,913    $         0
  Accrued interest payable                                85,686              0
  Other accrued expenses and liabilities                 206,798              0
                                                     -----------    -----------
Total liabilities                                    $ 3,047,397    $         0
                                                     ===========    ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2007, Hill Top, which was classified as an asset held for sale, Brookland and Papillion which were sold during the year and Summer Creek Villas, Hubbard's Ridge and Cutler Canal II, which were sold in the year end March 31, 2006 but had activity during 2007 were all classified as discontinued operations on the Consolidated Statements of Operations. For the year ended March 31, 2006, Summer Creek Villas, Hubbard's Ridge and Cutler Canal II which were sold during the year and Brookland, Papillion and Hill Top, in order to present comparable results to the year ended March 31, 2007 were all classified as discontinued operations on the consolidated statements of operations. For the year ended March 31, 2005, in order to present comparable results to the year ended March 31, 2007, Summer Creek Villas, Hubbard's Ridge, Cutler Canal II, Brookland,
Papillion and Hill Top were classified as discontinued operations on the consolidated statements of operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Consolidated Statements of Discontinued Operations:

                                                                  Years Ended March 31,
                                                        --------------------------------------------
                                                             2007            2006*          2005*
                                                        ------------    ------------    ------------
Revenues

Rental income                                           $  2,076,496    $  7,317,285    $  9,532,520
Other                                                        249,622         427,409         783,400
Interest                                                         518           2,884           6,806
                                                        ------------    ------------    ------------
Total revenue                                              2,326,636       7,747,578      10,322,726
                                                        ------------    ------------    ------------

Expenses

Interest                                                     611,082       2,607,786       3,853,877
Interest-related parties (Note 6)                             38,612         696,939         849,765
Depreciation and amortization                                317,742       1,650,497       2,178,048
Operating and other                                          307,612         747,591         931,396
Taxes and insurance                                          391,810       1,150,950       1,449,715
Repairs and maintenance                                      379,853       1,560,118       2,538,683
General and administrative                                   455,917       1,744,232       2,724,753
General and administrative - related parties (Note 6)        509,823         284,884         354,100
                                                        ------------    ------------    ------------

Total expenses                                             3,012,451      10,442,997      14,880,337
                                                        ------------    ------------    ------------

(Loss) income before minority interest and gain on
  sale of property                                          (685,815)     (2,695,419)     (4,557,611)
Gain on sale of property                                   2,429,104      14,824,690               0
Minority interest in income (loss) of subsidiaries
  from discontinued operations                             1,117,765      (2,127,539)      1,095,315
                                                        ------------    ------------    ------------
Total income (loss) from discontinued operations        $  2,861,054    $ 10,001,732    $ (3,462,296)
                                                        ============    ============    ============

Income (loss) - limited partners from discontinued
  operations                                            $  2,846,749    $  9,951,723    $ (3,444,984)
                                                        ============    ============    ============

Number of BUC$ units outstanding                              38,125          38,125          38,125
                                                        ============    ============    ============

Income (loss) discontinued operations per BUC$          $      74.67    $     261.03    $     (90.36)
                                                        ============    ============    ============

Cash flows from Discontinued Operations:

                                                                  Years Ended March 31,
                                                        --------------------------------------------
                                                             2007            2006           2005
                                                        ------------    ------------    ------------
Net cash provided by (used in) operating activities     $  3,405,442    $(11,564,712)   $    403,738

Net cash provided by(used in) investing activities      $  2,508,870    $(57,990,310)   $ (4,118,279)

Net cash (used in) provided by financing activities     $ (5,483,945)   $(31,866,786)   $  2,411,425


NOTE 14 - Subsequent Event

On April 27, 2007, the property and the related assets and liabilities of Hill Top were sold to an unaffiliated third party purchaser for a sales price of $6,125,000. The Partnership received $603,430 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $5,522,000. The sale resulted in a gain of approximately $730,000 resulting from the write-off of the basis in the property, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The sale resulted in the liquidation of Hill Top.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of RCC Partners 96, L.L.C., the General Partner of the Registrant, have evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Registrant's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B.  Other Information

None.

                                    PART III


Item 10.  Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

The Registrant, the Registrant's General Partner and its members and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors, and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant relied solely on written representations of the General Partner, and its members and certain officers, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. The general partner of the Registrant is RCC Partners 96 L.L.C. (the "General Partner"). However, the ultimate parent of the General Partner, Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007), has adopted a code of ethics (see http://www.centerline.com).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Member, President, Chief Executive Officer and Chief Financial Officer of the General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

The members and executive officers of the General Partner and their positions with regard to managing the Registrant are as follows:

     Name                                            Position
--------------                             ------------------------------------

Robert L. Levy                             Chief Financial Officer

Andrew J. Weil                             President and Chief Executive Officer

Marc Schnitzer                             Executive Vice President and
                                           Chief Operating Officer

Glenn F. Hopps                             Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance form the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 46, is responsible both for financial restructurings of real estate properties and directing Centerline's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer and President of Centerline. Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

GLENN F. HOPPS, 44, joined Centerline in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Limited Partner Matters

As of June 2, 2007, the General Partner is 100% owned by Centerline Manager LLC, which is wholly owned by Centerline.

As of June 2, 2007, no director or executive officer of the General Partner owns directly or beneficially any of the BUC$ issued by the Registrant.

As of June 2, 2007, no limited partner beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees
----------
The aggregate fees billed by Reznick Group, P.C. and its affiliates (collectively, "Reznick") for professional services rendered for the audit of the Registrant's annual financial statements for the years ended December 31, 2006 and 2005 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q for those years were $44,000 and $47,000, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Registrant's annual tax returns for the years ended December 31, 2006 and 2005 were $25,000 and $27,000.

All Other Fees
--------------
None.

The Registrant is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm         13

          Consolidated Balance Sheets at March 31, 2007 and 2006          17

          Consolidated Statements of Income for the Years Ended
          March 31, 2007, 2006 and 2005                                   18

          Consolidated Statements of Changes in Partners' Capital
          (Deficit) for the Years Ended March 31, 2007, 2006 and
          2005                                                            19

          Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2007, 2006 and 2005                                   20

          Notes to Consolidated Financial Statements                      21

(a) 2.    Financial Statement Schedules and Report of Independent
          -------------------------------------------------------
          Registered Public Accounting Firm on Schedules
          ----------------------------------------------

          Schedule III - Real Estate and Accumulated Depreciation         40

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

(3.4)     Certificate of Limited Partnership as filed on May 3,
          1989 and  Amendments thereto dated May 25, 1989 and
          June 21, 1989*

(3.5)     Amendment to Certificate of Limited Partnership dated
          October 1, 1997***

(10.1) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

(10.2)    Form of Amended and Restated Agreement of Local Limited
          Partnership of Local Partnerships**

(21)      Subsidiaries of the Registrant - the Local Partnerships
          set forth in Item 2 may be considered subsidiaries of
          the Registrant                                                  34

(31.1)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)      37

(31.2)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)      38

(32.1)    Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
          and Section 1350 of Title 18 of the United States Code
          (18 U.S.C. 1350)                                                39

(99.1)    Balance Sheet and Report of Independent Registered
          Public  Accounting  Firm,  RCC Partners 96, LLC,
          March 31, 2007                                                  42

                                                                    Jurisdiction
                                                                         of
          Subsidiaries of the Registrant (Exhibit 21)               Organization
          ------------------------------                            ------------

          Diamond Street Venture                                          PA
          Hill Top Homes Apartments Limited Partnership                   TX
          Compton Townhouses Limited Partnership                          OH

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



                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)



                                By:  RCC PARTNERS 96, L.L.C.,
                                     General Partner



Date: June 22, 2007                  By:  /s/ Robert L. Levy
      -------------                       ------------------
                                          Robert L. Levy
                                          Chief Financial Officer




Date: June 22, 2007                  By:  /s/ Andrew J. Weil
      -------------                       ------------------
                                          Andrew J. Weil
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



     Signature                        Title                           Date
------------------   ----------------------------------------   ----------------

/s/ Robert L. Levy
------------------   Chief Financial Officer of                  June 22, 2007
Robert L. Levy       RCC Partners 96, L.L.C.                     -------------



/s/ Andrew J. Weil
------------------   President and Chief Executive Officer of    June 22, 2007
Andrew J. Weil       RCC Partners 96, L.L.C.                     -------------




/s/ Glenn F. Hopps
------------------    Treasurer (Principal Accounting Officer)   June 22, 2007
Glenn F. Hopps        of RCC Partners 96, L.L.C.                 -------------

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, hereby certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2007 of the registrant;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 22, 2007                        By:  /s/ Robert L. Levy
               -------------                             ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, hereby certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2007 of the registrant;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 22, 2007                        By:  /s/ Andrew J. Weil
               -------------                             ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Annual Report of Patriot Tax Credit Plus L.P. on Form 10-K for the period ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC') on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     June 22, 2007                                       June 22, 2007

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2007

                                                                                                   Cost Capitalized
                                                             Initial Cost to Partnership     Subsequent to Acquisition (7)
                                                            -----------------------------    -------------------------------

                                                                            Buildings and
         Description (4)(6)                 Encumbrances        Land        Improvements     Improvements     Carrying Costs
----------------------------------------    ------------    ------------    -------------    -------------    --------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)(8)
   Garland, TX                              $          0    $    107,237    $     965,136    $  (1,257,553)   $      185,180
Cutler Canal II Associates, Ltd. (2)(8)
   Miami, FL                                           0         807,071        1,388,350       (2,263,149)           67,728
Diamond Street Venture (3)
   Philadelphia, PA                            2,812,727           9,729          234,465        2,338,639           273,218
Papillion Heights Apartments L.P. (1)(9)
   Papillion, NE                                       0          63,329        1,816,598       (1,946,479)           66,552
Hill Top Homes Apartments L.P. (1)(11)
   Arlington, TX                               2,754,913         553,841        3,690,150        3,544,302           316,368
Palm Beach Apartments Ltd, (1)(8)
   (Summer Creek Villas)
   West Palm Beach, FL                                 0       2,396,876       10,578,563      (14,852,234)        1,876,795
Brookland Park Plaza L.P. (1)(10)
   Richmond, VA                                        0          50,000          109,850         (536,015)          376,165
Compton Townhouses L.P. (1)
   Cincinnati, OH                              1,089,927          17,550          476,708        1,924,498            28,203
Less: Discontinued operations                 (2,754,913)     (3,978,354)     (18,548,647)      17,311,129        (2,888,788)
                                            ------------    ------------    -------------    -------------    --------------

                                            $  3,902,654    $     27,279    $     711,173    $   4,263,138    $      301,421
                                            ============    ============    =============    =============    ==============

                                                            Gross Amounts
                                               at which Carried at Close of Period (5)
                                            ---------------------------------------------

                                                            Buildings and                    Accumulated
         Description (4)(6)                    Land         Improvements        Total        Depreciation
----------------------------------------    ------------    -------------    ------------    ------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)(8)
   Garland, TX                               $         0    $           0    $          0    $          0
Cutler Canal II Associates, Ltd. (2)(8)
   Miami, FL                                           0                0               0               0
Diamond Street Venture (3)
   Philadelphia, PA                                9,729        2,846,322       2,856,051       1,736,719
Papillion Heights Apartments L.P. (1)(9)
   Papillion, NE                                       0                0               0               0
Hill Top Homes Apartments L.P. (1)(11)
   Arlington, TX                                 553,841        7,550,820       8,104,661       3,127,998
Palm Beach Apartments Ltd, (1)(8)
   (Summer Creek Villas)
   West Palm Beach, FL                                 0                0               0               0
Brookland Park Plaza L.P. (1)(10)
   Richmond, VA                                        0                0               0               0
Compton Townhouses L.P. (1)
   Cincinnati, OH                                 17,550        2,429,409       2,446,959       1,630,582
Less: Discontinued operations                   (553,841)      (7,550,819)     (8,104,660)     (3,127,998)
                                            ------------    -------------    ------------    ------------

                                            $     27,279    $   5,275,732    $  5,303,011    $  3,367,301
                                            ============    =============    ============    ============

                                                                                Life on which
                                                                               Depreciation in
                                                  Date                          Latest Income
                                               Construction       Date         Statements are
         Description (4)(6)                     Completed       Acquired          Computed
----------------------------------------       ------------    ------------    ---------------
Apartment Complexes:

RMB Limited Partnership
   (Hubbard's Ridge) (1)(8)
   Garland, TX                                         5/90           12/89                 30
Cutler Canal II Associates, Ltd. (2)(8)
   Miami, FL                                           1/91            1/90                 40
Diamond Street Venture (3)
   Philadelphia, PA                                   12/90            1/90                 40
Papillion Heights Apartments L.P. (1)(9)
   Papillion, NE                                      12/90            4/90                 40
Hill Top Homes Apartments L.P. (1)(11)
   Arlington, TX                                      12/90            6/90                 40
Palm Beach Apartments Ltd, (1)(8)
   (Summer Creek Villas)
   West Palm Beach, FL                                 8/91            6/90                 40
Brookland Park Plaza L.P. (1)(10)
   Richmond, VA                                       12/90            7/90               27.5
Compton Townhouses L.P. (1)
   Cincinnati, OH                                      6/92            1/92                 40

(1)  First mortgage
(2)  Includes first and second mortgages
(3)  Includes first, second and third mortgages
(4) At March 31, 2007, the Partnership holds a 98% interest in Hill Top Homes and Compton Townhouses and a 98.99% interest in Diamond Street.
(5) The cost basis of Land and Buildings and Improvements for federal income tax purposes as of December 31, 2002 is $80,614,671.
(6)  The Partnership believes the properties are adequately insured.

(7) Costs Capitalized Subsequent to Acquisition included a write-down of $2,700,000 for Diamond Street Venture recorded as of March 31, 1995.
(8) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006.
(9) The limited partnership interest was sold during the fiscal year ended March 31, 2007.
(10) The property and related assets and liabilities were sold during the fiscal year ended March 31, 2007.
(11) The property executed a purchase and sale agreement on February 6, 2007. Subsequently, on April 27, 2007, the property and related assets and liabilities of one Local Partnership were sold.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2007
                                   (continued)

                                                   Cost of Property and Equipment                   Accumulated Depreciation
                                           -------------------------------------------  ------------------------------------------

                                                                             Years Ended March 31,
                                           ---------------------------------------------------------------------------------------

        Note A - Reconciliation                2007           2006            2005          2007           2006           2005
----------------------------------------   ------------   ------------    ------------  ------------   ------------   ------------
Balance at beginning of year               $ 22,154,254   $ 79,820,046    $ 79,804,215  $ 10,579,027   $ 30,492,001   $ 28,372,375
Additions during year:
Improvements                                     25,012         18,162          15,831
Discontinued operations and dispositions    (16,876,255)   (57,683,954)              0    (7,680,839)   (21,608,740)             0
                                           ------------   ------------    ------------
Depreciation expense (1)                                                                     469,113      1,695,766      2,119,626
                                                                                        ------------   ------------   ------------

Balance at close of year                   $  5,303,011   $ 22,154,254    $ 79,820,046  $  3,367,301   $ 10,579,027   $ 30,492,001
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

                                                                    Exhibit 99.1

















                                BALANCE SHEET AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             RCC PARTNERS 96, L.L.C.

                                 MARCH 31, 2007

                             RCC Partners 96, L.L.C.


                                TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      44


FINANCIAL STATEMENTS


    BALANCE SHEET                                                            45


    NOTES TO BALANCE SHEET                                                   46

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Members of
RCC Partners 96, L.L.C.

We have audited the accompanying balance sheet of RCC Partners 96, L.L.C. as of March 31, 2007. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of RCC Partners 96, L.L.C. as of March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.
Bethesda, Maryland
June 21, 2007

                             RCC Partners 96, L.L.C.

                                  BALANCE SHEET

                                 March 31, 2007

                                     ASSETS



Due from limited partnership                                         $   479,019
                                                                     -----------

                                                                     $   479,019
                                                                     ===========

                         LIABILITIES AND MEMBERS' EQUITY



Due to affiliate                                                     $   479,019
Members' equity                                                                0
                                                                     -----------

                                                                     $   479,019
                                                                     ===========


        The accompanying notes are an integral part of this balance sheet

                             RCC Partners 96, L.L.C.

                             NOTES TO BALANCE SHEET

                                 March 31, 2007


NOTE A -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Centerline Partners 96, L.L.C. (the "Company") (which had been known as RCC Partners 96, L.L.C. until April 2007) was organized under the laws of the State of Delaware as of July 23, 1996, to act as the general partner of, and to acquire and hold a general partnership interest in Patriot Tax Credit Properties, L.P. (the "Partnership").

On October 1, 1997, as part of a settlement of class litigation known as Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005, Prudential-Bache Properties, Inc. ("PBP") withdrew as the general partner and transferred its General Partner interest in the Partnership to the Company, an affiliate of Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007) pursuant to a purchase agreement dated as of December 19, 1996 among PBP and its affiliates and Centerline Capital.

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Member, President, Chief Executive Officer and Chief Financial Officer of the General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

Affiliates of the Company and Centerline have had significant involvement with the Partnership and the Local Partnerships, of which one is owned by Centerline Capital affiliates. Centerline in the past provided, and will continue to provide, ongoing monitoring services with respect to the Limited Partnership's investments pursuant to the Property Investment Monitoring Agreement.

Investment in Limited Partnership
---------------------------------

The Company accounts for its investment in the Partnership using the equity method, whereby the Company adjusts the investment cost for its share of the Partnership's results of operations and for any distributions received or accrued.

The Company regularly assesses the carrying value of its investment in the Partnership. If the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things), the Company reduces its investment in the Partnership.

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

                                 March 31, 2007


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

NOTE B - RELATED PARTY TRANSACTIONS

Due to/from affiliates
----------------------

As of March 31, 2007, Patriot owes the Company $479,019 for partnership management fees pursuant to the Limited Partnership Agreement. The Company owes $479,019 to their affiliates as of March 31, 2007.

NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP

On October 1, 1997, the Company was admitted as the general partner in Patriot Tax Credit Properties, L.P. which was formed to invest as a limited partner in other partnerships owning apartment complexes that are eligible for the low-income housing tax credit or the rehabilitation tax credit.

The investment in Limited Partnership is as follows:

General Partner capital at March 31, 2007                            $ 1,544,025

Less: Adjustment to estimated realizable value                        (1,544,025)
                                                                     -----------

Balance - March 31, 2007                                             $         0
                                                                     ===========

                             RCC Partners 96, L.L.C.

                                 March 31, 2007


NOTE C - INVESTMENT IN LIMITED PARTNERSHIP (continued)

         The summarized consolidated balance sheet at March 31, 2007 and the summarized consolidated statement of operations for the year then ended for Patriot Tax Credit Properties, L.P. are as follows:

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

         OPERATING ASSETS

         INVESTMENT IN PROPERTY                                    $   1,935,710

         OTHER ASSETS
           Cash and cash equivalents                                   1,021,151
           Cash and cash equivalents, held in escrow                     113,504
           Deferred financing costs, net                                  15,266
           Other assets                                                   20,234
                                                                   -------------

         Total operating assets                                    $   3,105,865
                                                                   =============

         Assets from discontinued operations
           Investment in property held for sale                        4,976,662
           Net assets held for sale                                      206,591
                                                                   -------------

         Total assets from discontinued operations                     5,183,253
                                                                   -------------

         Total assets                                              $   8,289,118
                                                                   =============


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

         OPERATING LIABILITIES
           Mortgage notes payable                                  $   3,902,654
           Accrued interest payable                                        5,295
           Other accrued expenses and liabilities                        279,635
           Due to general partners and affiliates of
             local partnerships                                        1,097,535
           Development fees payable                                    1,052,447
           Real estate taxes payable                                      54,527
           Due to general partners and its affiliates                    499,745
                                                                   -------------

         Total operating liabilities                                   6,891,838
                                                                   -------------

         Liabilities from discontinued operations
           Mortgage notes payable of assets held for sale              2,754,913
           Net liabilities held for sale (including
             minority interest)                                          292,484
                                                                   -------------

         Total liabilities from discontinued operations                3,047,397
                                                                   -------------

         Minority interest in local partnerships                          24,164
                                                                   -------------

         Partners' capital (deficit)
           Limited partners (38,125 BUC$ issued and outstanding)      (3,218,306)
           General partner (1 BUC$ issued and outstanding)             1,544,025
                                                                   -------------

         Total partners' capital (deficit)                            (1,674,281)
                                                                   -------------

         Total liabilities and partners' capital (deficit)         $   8,289,118
                                                                   =============

                             RCC Partners 96, L.L.C.

                                 March 31, 2007


NOTE C -   INVESTMENT IN LIMITED PARTNERSHIP (continued)

                      CONSOLIDATED STATEMENT OF OPERATIONS
           Revenues
             Rental income                                         $     557,542
             Other income                                                  7,859
             Interest income                                              84,805
                                                                   -------------

                                                                         650,206
                                                                   -------------

           Expenses
             Interest                                                     92,187
             Depreciation and amortization                               165,305
             Operating and other                                          69,862
             Taxes and insurance                                         107,045
             Repairs and maintenance                                     175,287
             General and administrative                                  403,335
             Property management fees                                     35,869
             Partnership management fees                                  55,167
                                                                   -------------

             Total expenses                                            1,104,057
                                                                   -------------

           Loss from operations before minority interest                (453,851)
           Minority interest in loss of local partnership
             from operations                                                 998
           Income from discontinued operations (net of
             minority interest and gain on sale of
             $2,429,104)                                               2,861,054
                                                                   -------------

           Net income                                              $   2,408,201
                                                                   =============


NOTE D -   CONTINGENCIES

           The Company is contingently liable for all debts, liabilities and other obligations of Patriot Tax Credit Properties L.P. to the extent not paid by the partnership.