Form 10-Q
period 2007-06-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2007-08-10
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         June 30,      March 31,
                                                                           2007          2007
                                                                       -----------    -----------
                                                                       (Unaudited)     (Audited)
OPERATING ASSETS

Investment in property:

Land                                                                   $    27,279    $    27,279
Buildings and improvements                                               5,275,732      5,275,732
Accumulated depreciation                                                (3,408,041)    (3,367,301)
                                                                       -----------    -----------
Net investment in property                                               1,894,970      1,935,710
                                                                       -----------    -----------

Cash and cash equivalents                                                1,764,188      1,021,151
Cash and cash equivalents held in escrow                                   119,500        113,504
Deferred financing costs, net of accumulation of $61,310 and
  $61,107, respectively                                                     15,063         15,266
Other assets                                                                42,594         20,234
                                                                       -----------    -----------

Total operating assets                                                   3,836,315      3,105,865
                                                                       -----------    -----------

Assets from discontinued operations (Note 4)
  Investment in property held for sale, net of accumulated
    depreciation of $0 and $3,127,998, respectively                              0      4,976,662
  Net assets held for sale                                                       0        206,591
                                                                       -----------    -----------

Total assets from discontinued operations                                        0      5,183,253
                                                                       -----------    -----------

Total assets                                                           $ 3,836,315    $ 8,289,118
                                                                       ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

  Mortgage notes payable                                               $ 3,857,795    $ 3,902,654
  Accrued interest payable                                                   5,496          5,295
  Other accrued expenses and liabilities                                   352,011        279,635
  Due to Local General Partners and affiliates of Local Partnerships        93,423      1,097,535
  Development fees payable                                                       0      1,052,447
  Real estate taxes payable                                                 41,427         54,527
  Due to General Partner and its affiliates                                545,442        499,745
                                                                       -----------    -----------

Total operating liabilities                                              4,895,594      6,891,838
                                                                       -----------    -----------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                                 0      2,754,913
  Net liabilities held for sale (including minority interest)               11,192        292,484
                                                                       -----------    -----------
Total liabilities from discontinued operations                              11,192      3,047,397
                                                                       -----------    -----------

Minority interest in Local Partnerships                                     24,082         24,164
                                                                       -----------    -----------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$ issued and outstanding)                 (2,641,477)    (3,218,306)

  General partner (1 BUC$ issued and outstanding)                        1,546,924      1,544,025
                                                                       -----------    -----------

Total partners' capital (deficit)                                       (1,094,553)    (1,674,281)
                                                                       -----------    -----------

Total liabilities and partners' capital (deficit)                      $ 3,836,315    $ 8,289,118
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2007           2006*
                                                           -----------    -----------
Operations:

Revenues
Rental income                                              $   142,749    $   142,803
Other income                                                     2,457            464
Interest income                                                 14,322         16,093
                                                           -----------    -----------

Total revenue                                                  159,528        159,360
                                                           -----------    -----------

Expenses
Interest                                                        23,605         25,256
Depreciation and amortization                                   40,942         58,039
Operating and other                                             18,233         17,157
Taxes and insurance                                             27,623         27,716
Repairs and maintenance                                         31,308         24,245
General and administrative                                      70,412         46,451
General and administrative - related parties (Note 2)           43,094         65,489
                                                           -----------    -----------

Total expenses                                                 255,217        264,353
                                                           -----------    -----------

Loss from operations before minority interest                  (95,689)      (104,993)

Minority interest in loss of local partnerships from
  operations                                                        82            962
                                                           -----------    -----------
Loss from operations                                           (95,607)      (104,031)
                                                           -----------    -----------

Discontinued operations (Note 4):
Income from discontinued operations (net of minority
  interest of $0 and $586,827, respectively, and gain on
  sale of $818,387 and $2,642,692, respectively)               675,335      2,914,657
                                                           -----------    -----------

Net income                                                 $   579,728    $ 2,810,626
                                                           ===========    ===========

Loss from operations - limited partners                    $   (95,129)   $  (103,511)
Income from discontinued operations - limited partners         671,958      2,900,084
                                                           -----------    -----------

Net income - limited partners                              $   576,829    $ 2,796,573
                                                           ===========    ===========

Number of BUC$ units outstanding - limited partners             38,125         38,125
                                                           ===========    ===========

Loss from operations per BUC$ - limited partners           $     (2.50)   $     (2.71)
Income from discontinued operations per BUC$ - limited
  partners                                                       17.63          76.07
                                                           -----------    -----------

Net income per BUC$ - limited partners                     $     15.13    $     73.36
                                                           ===========    ===========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                 Limited        General
                                                   Total         Partners       Partner         BUC$
                                                -----------    -----------    -----------   -----------
Partners' capital (deficit) - April 1, 2007     $(1,674,281)   $(3,218,306)   $ 1,544,025        38,126

Net income - Three Months ended June 30, 2007       579,728        576,829          2,899             0
                                                -----------    -----------    -----------   -----------

Partners' capital (deficit) - June 30, 2007     $(1,094,553)   $(2,641,477)   $ 1,546,924        38,126
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                           2007           2006
                                                                       -----------    -----------
Cash flows from operating activities:
Net income                                                             $   579,728    $ 2,810,626
                                                                       -----------    -----------
Adjustments to reconcile net income to net cash used in
  operating activities:

Gain on sale of property                                                  (818,387)    (2,642,692)
Depreciation and amortization                                               44,219        177,988
Minority interest in loss of local partnerships                                (82)      (587,789)
Decrease (increase) in cash held in escrow                                  29,507        (78,861)
Decrease in real estate taxes payable                                      (13,100)       (16,034)
Increase (decrease) in accrued interest payable                                201         (1,140)
(Increase) decrease in other assets                                        (22,360)        83,112
Increase in other liabilities                                              155,965        423,483
Increase (decrease) in partnership management fees                           4,355       (282,817)
Decrease in public funds payable                                            (6,511)      (146,532)
Decrease in asset management fee                                                 0        (60,630)
                                                                       -----------    -----------
Total adjustments                                                         (626,193)    (3,131,912)
                                                                       -----------    -----------
Net cash used in operating activities                                      (46,465)      (321,286)
                                                                       -----------    -----------

Cash flows from investing activities:
Investment in property                                                           0        (14,548)
Proceeds from sale of property                                           6,125,000              0
Costs paid relating to sale of property                                   (676,668)             0
                                                                       -----------    -----------
Net cash provided by (used in) investing activities                      5,448,332        (14,548)
                                                                       -----------    -----------

Cash flows from financing activities:
Payments of mortgage notes                                              (2,799,772)       (75,029)
Advances from General Partner                                               59,045            624
Decrease in development fee payable                                     (1,052,447)             0
Increase in due to Local General Partners and affiliates of
  Local Partnerships, General Partners and its affiliates                        0         76,487
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                  (865,656)             0
                                                                       -----------    -----------
Net cash (used in) provided by financing activities                     (4,658,830)         2,082
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents                       743,037       (333,752)

Cash and cash equivalents at beginning of period                         1,021,151      2,214,692
                                                                       -----------    -----------

Cash and cash equivalents at end of period*                            $ 1,764,188    $ 1,880,940
                                                                       ===========    ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                          $   263,328    $   297,358
                                                                       ===========    ===========

Summarized below are the components of the gain on sale of property:

Net proceeds from sale of property                                     $(5,448,332)   $         0
Decrease in property - net of accumulated depreciation                   4,976,663              0
Decrease in deferred costs                                                 109,764              0
Decrease in other assets                                                    39,793      1,045,142
Decrease in cash held in escrow                                             18,254              0
Decrease in other liabilities                                             (290,387)      (801,382)
Decrease in accrued interest payable                                       (85,686)             0
Decrease in due to Local General Partners and affiliates of
  Local Partnerships, General Partner and its affiliates                  (138,456)    (1,658,003)
Decrease in due to General Partner and affiliates                                0     (1,815,276)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                           0        586,827

*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents from discontinued operations of $0 at both June 30, 2007 and 2006.

           See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 3 (originally 8) subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the general partner of the Partnership, which is RCC Partners 96, L.L.C. (the "General Partner"), has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of June 30, 2007, the Partnership has sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of one Local Partnership (see Note 3).

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. Occupancy rates are as of March 31, 2007.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2007 and the results of operations and cash flows for the three months ended June 30, 2007 and 2006. However, the operating results and cash flows for the three months ended June 30, 2007 may not be indicative of the results for the year.

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

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three months ended June 30, 2007 and 2006 were as follows:

                                                         Three Months Ended
                                                              June 30,
                                                       -----------------------
                                                          2007         2006*
                                                       ----------   ----------
Partnership management fees (a)                        $    4,355   $   16,859
Expense reimbursement (b)                                  27,353       36,286
Local administrative fees (d)                                 625          625
                                                       ----------   ----------
Total general and administrative - General Partner         32,333       53,770
                                                       ----------   ----------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)       10,761       11,719
                                                       ----------   ----------
Total general and administrative - related parties     $   43,094   $   65,489
                                                       ==========   ==========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2007 and 2006 were as follows (see Note 4):

                                                            Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2007          2006*
                                                         ----------   ----------
Local administrative fees (d)                            $    5,521   $    3,552
                                                         ----------   ----------
Total general and administrative - General Partner            5,521        3,552
                                                         ----------   ----------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)             20,260      169,986
                                                         ----------   ----------
Total general and administrative - related parties       $   25,781   $  173,538
                                                         ==========   ==========

* Reclassified for comparative purposes.


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $470,000 and $466,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Unpaid
Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Unit Certificates ("BUC$") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $28,000 and $34,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively.

(c) As of March 31, 2007, the properties owned by three of the Local Partnerships are managed by a local general partner ("Local General Partner") or its affiliates. Property management fees incurred by subsidiary partnerships amounted to $31,021 and $188,359 for the three months ended June 30, 2007 and 2006, respectively. Of these fees $31,021 and $181,705 were earned by affiliates of the Local General Partners, (which includes $20,260 and $169,986 relating to discontinued operations).

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

(B) Interest - Related Party Expenses

Interest expense incurred to related parties from discontinued operations for the three months ended June 30, 2007 and 2006 was as follows:

                                Three Months Ended
                                      June 30,
                              -----------------------
                                 2007         2006
                              ----------   ----------
               Hill Top (a)   $    9,653   $    9,653
                              ==========   ==========


a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance at June 30, 2007 of $426,647 bearing interest at 9.05%. The principal and accrued interests are due at the earlier of the sale or refinancing of the

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


property or December 31, 2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for the three months ended June 30, 2007 and 2006 are included in the line item "Interest-related parties" in the financial statements. Hill Top was sold on April 27, 2007 (see Note 3).

Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 30, 2007, the Partnership has sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of one Local Partnership. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Partnership and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.


On April 27, 2007, the property and the related assets and liabilities of Hill Top were sold to an unaffiliated third party purchaser for a sales price of $6,125,000. The Partnership received $507,884 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $5,617,000. The sale resulted in a gain of approximately $813,000 resulting from the write-off of the basis in the property. Hill Top is in the process of liquidation.

On July 14, 2005, the property and the related assets and liabilities of Palm Beach Apartments, Ltd ("Summer Creek Villas") were sold to an unrelated third party purchaser for a sales price of $45,500,000. The entire sales price was used to repay the mortgage, other liabilities, closing costs and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. The sale resulted in a gain of approximately $12,784,000 resulting from the write-off of the deficit basis in the property at the date of the sale and a non-cash contribution by the Local General Partner due to the write-off of related party debt of approximately $3,719,000 and a non-cash contribution by the General Partner of $3,601,000 which were recognized during the year ended March 31, 2006. During the quarter ended June 30, 2006, an adjustment to the gain of approximately $2,643,000 was recognized which included the forgiveness of due to the Local General Partner and affiliates of Local Partnerships and due to the General Partner and its affiliates of approximately $1,088,000 and $386,000, respectively. Such adjustments resulted in an overall gain of approximately $15,427,000.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnership that is classified as discontinued operations because the respective Local Partnership was classified as an asset held for sale. As of June 30, 2007 and March 31, 2007, Hill Top was classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheet of Discontinued Operations:

                                                                June 30,      March 31,
                                                                  2007          2007
                                                              -----------   -----------
Assets
  Investment in property:
    Land                                                      $         0   $   553,841
    Building and improvements                                           0     7,550,819
    Accumulated depreciation                                            0    (3,127,998)
                                                              -----------   -----------
    Net investment in property                                          0     4,976,662
                                                              -----------   -----------
  Cash and cash equivalents held in escrow                              0        53,757
  Deferred financing costs, net of accumulated amortization
    of $0 and $140,073, respectively                                    0       113,041
  Other assets                                                          0        39,793
                                                              -----------   -----------
Total assets                                                  $         0   $ 5,183,253
                                                              ===========   ===========

Liabilities
  Mortgage notes payable                                      $         0   $ 2,754,913
  Due to Local General Partners and affiliates of
    Local Partnerships                                                  0        85,686
  Due to General Partners and its affiliates                       11,192       206,798
                                                              -----------   -----------
Total liabilities                                             $    11,192   $ 3,047,397
                                                              ===========   ===========

The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2007, Hill Top which was sold during the period, was classified as discontinued operations on the consolidated statements of operations. For the three months ended June 30, 2006, Brookland Park Plaza Limited Partnership ("Brookland") and Papillion Heights Apartments L.P. ("Papillion), which were sold during the year ended March 31, 2007, and Summer Creek Villas and Cutler Canal Associates, Ltd., ("Cutler Canal"), which were sold during the year ended March 31, 2006 but had activity during 2007, and Hill Top, in order to present comparable results for the three months ended June 30, 2007, were all classified as discontinued operations on the consolidated statements of operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                             Three Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                             2007           2006*
                                                                         -----------    -----------
Revenues

Rental income                                                            $   379,045    $   760,532
Other                                                                          9,575         25,335
Interest                                                                         120            203
                                                                         -----------    -----------
Total revenue                                                                388,740        786,070
                                                                         -----------    -----------

Expenses

Interest                                                                     144,585        261,309
Interest-related parties (Note 2)                                              9,653          9,653
Depreciation and amortization                                                  3,277        119,949
Operating and other                                                           44,110         95,841
Taxes and insurance                                                          102,418        132,253
Repairs and maintenance                                                      123,234        154,391
General and administrative                                                    78,734        153,998
General and administrative - related parties (Note 2)                         25,781        173,538
                                                                         -----------    -----------

Total expenses                                                               531,792      1,100,932
                                                                         -----------    -----------

Loss before minority interest and gain on sale of property                  (143,052)      (314,862)
Gain on sale of property                                                     818,387      2,642,692
Minority interest in loss of subsidiaries from discontinued operations             0        586,827
                                                                         -----------    -----------
Total income (loss) from discontinued operations                         $   675,335    $ 2,914,657
                                                                         ===========    ===========

Income - limited partners from discontinued operations                   $   671,958    $ 2,900,084
                                                                         ===========    ===========

Number of BUC$ units outstanding                                              38,125         38,125
                                                                         ===========    ===========

Income from discontinued operations per BUC$                             $     17.63    $     76.07
                                                                         ===========    ===========

                                                                             Three Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                             2007           2006*
                                                                         -----------    -----------
Cash flows from Discontinued Operations:

Net cash (used in) provided by operating activities                      $   (46,892)   $   191,010
                                                                         -----------    -----------

Net cash provided by (used in) investing activities                      $ 5,474,540    $  (214,959)
                                                                         -----------    -----------

Net cash used in financing activities                                    $(3,878,415)   $  (571,877)
                                                                         -----------    -----------

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


Note 5 - Commitments and Contingencies

In November 2006, a former general partner of Brookland commenced a lawsuit against Brookland, Centerline Holding Company ("Centerline") and an officer of Centerline in the Circuit Court of the City of Richmond, Virginia alleging that Brookland breached an obligation to pay a fee to the former general partner to compensate him for finding the buyer who purchased the apartment complex. The complaint alleges breach of contract and quantum meruit claims against Brookland for $98,000 for failure to pay the fee allegedly owed to the former general partner. The complaint also alleges a defamation claim against the other defendants seeking $600,000 in damages. The parties have entered into a settlement agreement pursuant to which the plaintiff has agreed to withdraw the litigation in consideration of a $75,000 payment by Centerline and its insurer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). As of June 30, 2007, the Partnership sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of one Local Partnership. See Item 1, Note 3 for a discussion of Sale of Properties.

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2007.

Short-Term
----------

The Registrant's primary source of funds is rental revenues, which are fully utilized at the Property level, and cash distributions from operations and sales of the Local Partnerships in which the Registrant has invested. Such funds are available to meet the obligations of the Registrant. During the three months ended June 30, 2007, 2006 and 2005, such distributions amounted to approximately $508,000 and $491,000, respectively which included distributions and proceeds from sales amounting to approximately $508,000 and $365,000, respectively. As of June 30, 2007, there was approximately $1,626,000 in working capital reserves available to fund Partnership level expenses.

For the three months ended June 30, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $743,000. The increase is attributable to proceeds from sale of property ($6,125,000) and advances from General Partner ($59,000) which exceeded net cash used in operating activities ($46,000), a net decrease in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($866,000), costs paid relating to sale of property ($677,000), payments of mortgage notes ($2,800,000), and payments of development fees ($1,052,000). Included in adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $44,000 and a gain on sale of property of approximately $818,000.

Other accrued expenses and liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level and Local General Partner advances. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $470,000 and $466,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively (see Item 1, Note 2). Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Unit Certificates ("BUC$") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Without the General Partner's continued allowance of accrual without payment of certain fees, expense reimbursement and advances, the Registrant would not be in a position to meet its obligations.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor. Since revenues from sales of assets are driven by market conditions, inflation has little impact on sales.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has two remaining properties and therefore the Partnership may not be protected against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in eight Local Partnerships, all of which have their Tax Credits fully in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. All of the Local Partnerships have completed their Tax Credit periods and no Tax Credits remain. The compliance period will end at various dates through December 31, 2007 with respect to the properties depending upon when the Tax Credit period commenced.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2007.

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

Through June 30, 2007, the Registrant has recorded $2,700,000 as a loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three months ended June 30, 2007 and 2006, excluding the results of its discontinued operations (Item 1, Note 4). Information disclosed below with
respect  to  each  Local   Partnership   is  consistent   with  this  method  of
presentation.

Rental income remained fairly consistent with a decrease less than 1% for the three months ended June 30, 2007 as compared to the corresponding period in 2006.

Total  expenses,   excluding   depreciation   and   amortization,   repairs  and
maintenance, general and administrative and general and administrative-related parties remained fairly consistent with a decrease of less than 1%.

Depreciation and amortization decreased approximately $17,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to the reduction of depreciation expense resulting from the impairment of fixed assets at one Local Partnership.

Repairs and maintenance increased approximately $7,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in maintenance payroll, carpet replacement and floor repairs at one Local Partnership.

General and administrative increased approximately $24,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in accounting and tax fees at the registrant level.

General and administrative-related parties decreased approximately $24,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the registrant level and an increase in office salaries at one Local Partnership.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                            March 31,
                                                     -----------------------
                                                        2007         2006
                                                     ----------   ----------
Property

Hubbard's Ridge (b)                                       0%           0%
Cutler Canal II (c)                                       0            0
Diamond Street                                           83           88
Papillion Heights (e)                                     0           73
Hill Top Homes (f)                                       96           78
Summer Creek Villas (a)                                   0            0
Brookland Park Plaza (d)                                  0           83
Compton Townhouses                                       92           92

(a) The property and the related assets and liabilities of Summer Creek Villas were sold on July 14, 2005. See Item 1, Note 3.
(b) The property and the related assets and liabilities of Hubbard's Ridge were sold on January 18, 2006. See Item 1, Note 3.
(c) The property and the related assets and liabilities of Cutler Canal II were sold on March 28, 2006. See Item 1, Note 3.
(d) The property and the related assets and liabilities of Brookland Park Plaza were sold on October 31, 2006. See Item 1, Note 3.
(e) The limited partnership interest of Papillion Heights was sold on November 14, 2006. See Item 1, Note 3.
(f) The property and the related assets and liabilities of Hill Top Homes were sold on April 27, 2007. See Item 1, Note 3.

(Occupancies are calculated by dividing occupied units by total available units).

As of June 30, 2007, the Partnership has sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of one Local Partnership.

As of June 30, 2007 the Partnership had a 98% interest in Compton Townhouses and a 98.99% interest in Diamond Street.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in
Item 8, Note 5 to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2007.

The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and the Chief Financial Officer of RCC Partners 96, L.L.C., the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         (31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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


                       PATRIOT TAX CREDIT PROPERTIES L.P.
                       ----------------------------------
                                  (Registrant)


                                                 By: RCC PARTNERS 96, L.L.C.,
                                                     General Partner


Date:  August 10, 2007
       ---------------

                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy,
                                                         Chief Financial Officer


Date:  August 10, 2007
       ---------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Neil,
                                                         President and
                                                         Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, hereby certify that:

     1. I have reviewed this report on Form 10-Q for the period ended June 30, 2007 of Patriot Tax Credit Properties L.P.;

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



         Date: August 10, 2007
               ---------------
                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy,
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, hereby certify that:

     1. I have reviewed this report on Form 10-Q for the period ended June 30, 2007 of Patriot Tax Credit Properties L.P.;

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



         Date: August 10, 2007
               ---------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil,
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L, Levy,                                     Andrew J. Weil,
     Chief Financial Officer                             Chief Executive Officer
     August 10, 2007                                     August 10, 2007