Form 10-Q
period 2007-09-30
PATRIOT TAX CREDIT PROPERTIES LP
filed 2007-11-14
CIK 850184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1.  Financial Statements

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          September 30,      March 31,
                                                                               2007             2007
                                                                          -------------    -------------
                                                                           (Unaudited)       (Audited)
OPERATING ASSETS

Investment in property:

Land                                                                      $       9,729    $      27,279
Buildings and improvements                                                    2,870,632        5,275,732
Accumulated depreciation                                                     (1,776,581)      (3,367,301)
                                                                          -------------    -------------
Net investment in property                                                    1,103,780        1,935,710
                                                                          -------------    -------------

Cash and cash equivalents                                                     1,761,378        1,021,151
Cash and cash equivalents held in escrow                                        100,548          113,504
Deferred financing costs, net of accumulation of $17,615 and $61,107,
  respectively                                                                   14,860           15,266
Other assets                                                                     23,043           20,234
                                                                          -------------    -------------

Total operating assets                                                        3,003,609        3,105,865
                                                                          -------------    -------------

Assets from discontinued operations (Note 4)
  Investment in property held for sale, net of accumulated depreciation
    of $0 and $3,127,998, respectively                                                0        4,976,662
  Net assets held for sale                                                            0          206,591
                                                                          -------------    -------------

Total assets from discontinued operations                                             0        5,183,253
                                                                          -------------    -------------

Total assets                                                              $   3,003,609    $   8,289,118
                                                                          =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:

  Mortgage notes payable                                                  $   2,769,476    $   3,902,654
  Accrued interest payable                                                            0            5,295
  Other accrued expenses and liabilities                                        249,567          279,635
  Due to Local General Partners and affiliates of Local Partnerships             49,896        1,097,535
  Development fees payable                                                            0        1,052,447
  Real estate taxes payable                                                           0           54,527
  Due to General Partner and its affiliates                                     539,526          499,745
                                                                          -------------    -------------

Total operating liabilities                                                   3,608,465        6,891,838
                                                                          -------------    -------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                                      0        2,754,913
  Net liabilities held for sale (including minority interest)                    11,192          292,484
                                                                          -------------    -------------
Total liabilities from discontinued operations                                   11,192        3,047,397
                                                                          -------------    -------------

Minority interest in Local Partnerships                                               0           24,164
                                                                          -------------    -------------

PARTNERS' CAPITAL (DEFICIT)

  Limited partners (38,125 BUC$ issued and outstanding)                      (2,165,364)      (3,218,306)

  General partner (1 BUC$ issued and outstanding)                             1,549,316        1,544,025
                                                                          -------------    -------------

Total partners' capital (deficit)                                              (616,048)      (1,674,281)
                                                                          -------------    -------------

Total liabilities and partners' capital (deficit)                         $   3,003,609    $   8,289,118
                                                                          =============    =============

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                           September 30,                 September 30,
                                                    --------------------------    --------------------------
                                                        2007           2006*          2007           2006*
                                                    -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                       $    69,880    $    69,095    $   133,079    $   133,955
Other income                                                450          2,222            950          2,104
Interest income                                          15,337         19,434         29,659         35,456
                                                    -----------    -----------    -----------    -----------

Total revenue                                            85,667         90,751        163,688        171,515
                                                    -----------    -----------    -----------    -----------

Expenses
Interest                                                  5,937          4,390         11,989         13,079
Depreciation and amortization                            17,802         35,041         35,744         70,080
Operating and other                                      14,294          8,560         24,993         17,059
Taxes and insurance                                       8,615          9,541         17,751         20,389
Repairs and maintenance                                  23,302         26,770         51,638         39,307
General and administrative                               31,687         57,254         86,055         87,357
General and administrative - related parties
  (Note 2)                                               43,332         51,278         82,277        112,821
                                                    -----------    -----------    -----------    -----------

Total expenses                                          144,969        192,834        310,447        360,092
                                                    -----------    -----------    -----------    -----------

Loss from operations                                    (59,302)      (102,083)      (146,759)      (188,577)
                                                    -----------    -----------    -----------    -----------

Discontinued operations (Note 5):
Income (loss) from discontinued operations (net
  of minority interest and (loss) gain on sale
  of $(9,991), $(3,998), $808,396 and $2,638,694)       537,807       (109,063)     1,204,992      2,788,057
                                                    -----------    -----------    -----------    -----------

Net income (loss)                                   $   478,505    $  (211,146)   $ 1,058,233    $ 2,599,480
                                                    ===========    ===========    ===========    ===========

Loss from operations - limited partners Income      $   (59,005)   $  (101,573)   $  (146,025)   $  (187,634)
  (loss) from discontinued operations -
  limited partners                                      535,118       (108,517)     1,198,967      2,774,117
                                                    -----------    -----------    -----------    -----------

Net income (loss) - limited partners                $   476,113    $  (210,090)   $ 1,052,942    $ 2,586,483
                                                    ===========    ===========    ===========    ===========

Number of BUC$ units outstanding - limited
  partners                                               38,125         38,125         38,125         38,125
                                                    ===========    ===========    ===========    ===========

Loss from operations per BUC$ - limited partners    $     (1.55)   $     (2.66)   $     (3.83)   $     (4.92)
Income (loss) from discontinued operations per
  BUC$ - limited partners                                 14.04          (2.86)         31.45          72.76
                                                    -----------    -----------    -----------    -----------

Net income (loss) per BUC$ - limited partners       $     12.49    $     (5.52)   $     27.62    $     67.84
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

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                       Limited          General
                                                       Total           Partners         Partner           BUC$
                                                   -------------    -------------    -------------   -------------
Partners' capital (deficit) - April 1, 2007        $  (1,674,281)   $  (3,218,306)   $   1,544,025          38,126

Net income - Six months ended September 30, 2007       1,058,233        1,052,942            5,291               0
                                                   -------------    -------------    -------------   -------------

Partners' capital (deficit) - September 30, 2007   $    (616,048)   $  (2,165,364)   $   1,549,316          38,126
                                                   =============    =============    =============   =============

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                   2007            2006
                                                                                -----------    -----------
Cash flows from operating activities:
Net income                                                                      $ 1,058,233    $ 2,599,480
                                                                                -----------    -----------
Adjustments to reconcile net income to net cash used in operating activities:

Gain on sale of property                                                           (808,396)    (2,638,694)
Depreciation and amortization                                                        97,193        312,146
Minority interest in (loss) income of local partnerships                           (541,859)        50,740
Decrease (increase) in cash held in escrow                                           31,794        (82,890)
Decrease in real estate taxes payable                                               (22,306)       (29,723)
Increase in accrued interest payable                                                    201          3,965
(Increase) decrease in other assets                                                 (32,899)        19,287
Increase (decrease) in other liabilities                                             52,813        (59,173)
Decrease in partnership management fees                                              (6,014)      (265,958)
Decrease increase in public funds payable                                            (2,058)      (181,532)
Decrease increase in asset management fee                                                 0        (60,629)
                                                                                -----------    -----------
Total adjustments                                                                (1,231,531)    (2,932,461)
                                                                                -----------    -----------
Net cash used in operating activities                                              (173,298)      (332,981)
                                                                                -----------    -----------

Cash flows from investing activities:
Investment in property                                                                    0        (14,548)
Proceeds from sale of property                                                    6,275,000              0
Costs paid relating to sale of property                                            (676,668)             0
                                                                                -----------    -----------
Net cash provided by (used in) investing activities                               5,598,332        (14,548)
                                                                                -----------    -----------

Cash flows from financing activities:
Payments of mortgage notes                                                       (2,825,749)      (153,396)
Advances from (repayments to) the General Partner                                    59,045        (30,042)
Decrease in development fees payable                                             (1,052,447)             0
Increase in due to Local General Partners and affiliates of Local
  Partnerships, General Partners and its affiliates                                       0         92,112
Decrease in due to Local General Partners and affiliates of Local
  Partnerships, General Partner and its affiliates                                 (865,656)             0
Distribution to minority interest partner                                                 0        (52,492)
                                                                                -----------    -----------
Net cash used in financing activities                                            (4,684,807)      (143,818)
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                                740,227       (491,347)

Cash and cash equivalents at beginning of period                                  1,021,151      2,214,692
                                                                                -----------    -----------

Cash and cash equivalents at end of period*                                     $ 1,761,378    $ 1,723,345
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:

Non-cash Financing activity:

Interest paid                                                                   $   300,670    $   467,466
                                                                                ===========    ===========

Summarized below are the components of the gain on sale of property:

Net proceeds from sale of property                                              $(5,598,332)   $         0
Decrease in development fee payable                                              (1,062,342)             0
Decrease in investment in property, net of accumulated depreciation               5,715,082              0
Decrease in deferred costs                                                          109,764              0
Decrease in other assets                                                             69,883      1,045,142
Decrease in cash held in escrow                                                      34,919              0
Decrease in other liabilities                                                      (289,680)      (210,557)
Decrease in real estate taxes payable                                               (32,221)             0
Decrease in accrued interest payable                                                (91,182)             0
Decrease in due to Local General Partners and affiliates of Local
  Partnerships, General Partner and its affiliates                                 (181,983)    (1,658,003)
Decrease in due to General Partner and affiliates                                         0     (1,815,276)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                              517,696              0

*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents from discontinued operations of $0 and $25,893, respectively.

          See accompanying notes to consolidated financial statements.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Patriot Tax Credit Properties L.P. ("the Partnership") and 3 (originally 8) subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of RCC Partners 96, L.L.C., the general partner of the Partnership (the "General Partner"), which has a contractual obligation to act on behalf of the Partnership to remove the general partner of any Local Partnership and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnership. As of September 30, 2007, the Partnership has sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of two Local Partnerships (see Note 3).

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. Occupancy rates are as of June 30, 2007.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2007, the results of operations for the three and six months ended September 30, 2007 and 2006 and cash flows for the six months ended September 30, 2007 and 2006. However, the operating results and cash flows for the six months ended September 30, 2007 may not be indicative of the results for the year.

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

A)  General and Administrative Related Party Expenses

The costs incurred to related parties from operations for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                          Three Months Ended     Six Months Ended
                                                            September 30,         September 30,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $  3,289   $ 16,859   $  7,644   $ 33,718
Expense reimbursement (b)                                  32,806     26,021     60,159     62,307
Local administrative fees (d)                                 625        625      1,250      1,250
                                                         --------   --------   --------   --------
Total general and administrative - General Partner         36,720     43,505     69,053     97,275
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)            6,612      7,773     13,224     15,546
                                                         --------   --------   --------   --------
Total general and administrative - related parties       $ 43,332   $ 51,278   $ 82,277   $112,821
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2007 and 2006 were as follows (see Note 4):

                                                          Three Months Ended     Six Months Ended
                                                            September 30,         September 30,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Local administrative fees (d)                            $  5,521   $  3,553   $ 11,042   $  7,105
                                                         --------   --------   --------   --------
Total general and administrative - General Partner          5,521      3,553     11,042      7,105
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners (c)            6,642    293,238     31,051    467,170
                                                         --------   --------   --------   --------
Total general and administrative - related parties       $ 12,163   $296,791   $ 42,093   $474,275
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.375% of invested assets is payable from operations and reserves to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $460,000 and $466,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Unit Certificates ("BUC$") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $32,000 and $34,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

(c) As of September 30, 2007, the property owned by the Local Partnership is managed by the local general partner ("Local General Partner") or its affiliates. Property management fees incurred by subsidiary partnerships amounted to $13,254 and $44,275 and $306,206 and $494,565 for the three and six months ended September 30, 2007 and 2006, respectively. Of these fees $13,254 and $44,275 and $301,011 and $482,716 were earned by affiliates of the Local General Partners, (which includes $6,642 and $31,051 and $293,238 and $467,170 relating to discontinued operations).

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

(B) Interest - Related Party Expenses

Interest expense incurred to related parties from discontinued operations for the three and six months ended September 30, 2007 and 2006 was as follows:

                                        Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                       -------------------   -------------------
                                         2007       2006       2007       2006
                                       --------   --------   --------   --------

                                       $  2,724   $  9,653   $ 12,377   $ 19,306
                                       ========   ========   ========   ========


a) In connection with the construction, financing and development of the apartment complex, one of the Local General Partners of Hill Top Homes Apartments Limited Partnership ("Hill Top") made a loan with a principal balance of $426,647 bearing interest at 9.05%. The principal and accrued interests were due at the earlier of the sale or refinancing of the property or December 31,

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


2007. Interest expense incurred to Hill Top's Local General Partners and their affiliates for the three and six months ended September 30, 2007 and 2006 are included in the line item "Interest-related parties" in the financial statements. Hill Top was sold on April 27, 2007 (see Note 3) at which time the loan and accrued interest were paid.

Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2007, the Partnership has sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of two Local Partnerships. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the Partnership and the current economic conditions, including changes in tax laws, management believes that the proceeds from such sales received by the
Partnership will not be sufficient to return to the limited partners their original investment.

On August 17, 2007, the Partnership's limited partnership interest in Compton Townhouses Limited Partnership ("Compton") was sold to the Local General Partner for a sales price of $150,000. The Partnership received proceeds of $151,578, which included $1,578 of deposit refunds. Because Compton was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $518,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $366,000 and $151,578 from the sale. The sale resulted in the liquidation of Compton.

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

On October 31, 2006, the property and the related assets and liabilities of Brookland Park Plaza Limited Partnership ("Brookland") were sold to an unrelated third party purchaser for a sales price of $2,800,000. The Registrant received $467,577 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,332,000. The sale resulted in a loss of approximately $134,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended December 31, 2006. An adjustment to the loss of approximately $5,000 was recognized during the six months ended September 30, 2007, resulting in an overall loss of approximately $139,000. The sale resulted in the liquidation of Brookland.

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

On July 14, 2005, the property and the related assets and liabilities of Palm Beach Apartments, Ltd ("Summer Creek Villas") were sold to an unrelated third party purchaser for a sales price of $45,500,000. The entire sales price was used to repay the mortgage, other liabilities, closing costs and certain advances (including accrued interest) made to Summer Creek Villas by the General Partner and its affiliates, as required by the limited partnership agreement of Summer Creek Villas. The sale resulted in a gain of approximately $12,784,000, resulting from the write-off of the deficit basis in the property at the date of the sale, a non-cash contribution by the Local General Partner due to the write-off of related party debt of approximately $3,719,000 and a non-cash contribution by the General Partner of $3,601,000, which were recognized during the year ended March 31, 2006. During the quarter ended June 30, 2006, an adjustment to the gain of approximately $2,643,000 was recognized which included the forgiveness of due to the Local General Partner and affiliates of Local Partnerships and due to the General Partner and its affiliates of approximately $1,088,000 and $386,000, respectively. Such adjustments resulted in an overall gain of approximately $15,427,000.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnership were classified as an asset held for sale. As of September 30, 2007, Hill Top and Compton were classified as discontinued operations on the consolidated balance sheets and as of March 31, 2007, Hill Top was classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheet of Discontinued Operations:

                                                    September 30,   March 31,
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
                                                    ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2007, Hill Top and Compton, which were sold during the six months ended September 30, 2007, were classified as discontinued operations on the consolidated statements of operations. For the three and six months ended September 30, 2006, Brookland and Papillion Heights Apartments L.P. ("Papillion), which were sold during the year ended March 31, 2007, Summer Creek Villas, Hubbard's Ridge and Cutler Canal Associates, Ltd., ("Cutler Canal"), which were sold during the year ended March 31, 2006 but had activity during 2007, and Hill Top and Compton, in order to present comparable results for the three and six months ended September 30, 2007, were all classified as discontinued operations on the consolidated statements of operations.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                       Three Months Ended             Six Months Ended
                                                          September 30,                 September 30,
                                                   --------------------------    --------------------------
                                                       2007           2006*          2007           2006*
                                                   -----------    -----------    -----------    -----------
Revenues

Rental income                                      $   141,270    $   539,837    $   599,865    $ 1,378,312
Other                                                    1,733        185,212         13,265        211,129
Interest                                                 1,488            151          1,608            425
                                                   -----------    -----------    -----------    -----------
Total revenue                                          144,491        725,200        614,738      1,589,866
                                                   -----------    -----------    -----------    -----------

Expenses

Interest                                                23,185        161,170        185,323        439,046
Interest-related parties (Note 2)                        2,724          9,653         12,377         19,306
Depreciation and amortization                           35,172         99,117         61,449        242,066
Operating and other                                      7,729         85,243         59,373        189,742
Taxes and insurance                                     23,377        106,912        144,282        256,033
Repairs and maintenance                                 20,624        117,964        146,830        284,063
General and administrative                              13,496        121,830        108,274        292,176
General and administrative - related parties
  (Note 2)                                              12,163        296,791         42,093        474,275
                                                   -----------    -----------    -----------    -----------

Total expenses                                         138,470        998,680        760,001      2,196,707
                                                   -----------    -----------    -----------    -----------

Income (loss) before minority interest and gain
  on sale of property                                    6,021       (273,480)      (145,263)      (606,841)
(Loss) gain on sale of property                         (9,991)        (3,998)       808,396      2,638,694
Minority interest in loss of subsidiaries from
  discontinued operations                              541,777        168,415        541,859        756,204
                                                   -----------    -----------    -----------    -----------
Total income (loss) from discontinued operations   $   537,807    $  (109,063)   $ 1,204,992    $ 2,788,057
                                                   ===========    ===========    ===========    ===========

Income (loss) - limited partners from
  discontinued operations                          $   535,118    $  (108,517)   $ 1,198,967    $ 2,774,117
                                                   ===========    ===========    ===========    ===========

Number of BUC$ units outstanding                        38,125         38,125         38,125         38,125
                                                   ===========    ===========    ===========    ===========

Income (loss) discontinued operations per BUC$     $     14.04    $     (2.86)   $     31.45    $     72.76
                                                   ===========    ===========    ===========    ===========


Cash flows from Discontinued Operations:

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                 --------------------------
                                                                                     2007           2006*
                                                                                 -----------    -----------
Net cash provided by (used in) operating activities                              $   761,164    $  (345,025)
                                                                                 -----------    -----------

Net cash provided by (used in) investing activities                              $ 5,639,695    $    (6,512)
                                                                                 -----------    -----------

Net cash used in financing activities                                            $(4,194,892)   $   (75,373)
                                                                                 -----------    -----------

* Reclassified for comparative purposes.

                       PATRIOT TAX CREDIT PROPERTIES L.P.
                             (a limited partnership)
                                AND SUBSIDIARIES
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


Note 5 - Commitments and Contingencies

In November 2006, a former general partner of Brookland commenced a lawsuit against Brookland, Centerline Holding Company ("Centerline") and an officer of Centerline in the Circuit Court of the City of Richmond, Virginia alleging that Brookland breached an obligation to pay a fee to the former general partner to compensate him for finding the buyer who purchased the apartment complex. The complaint alleges breach of contract and quantum meruit claims against Brookland for $98,000 for failure to pay the fee allegedly owed to the former general partner. The complaint also alleges a defamation claim against the other defendants seeking $600,000 in damages. On July 23, 2007, the parties entered into a settlement agreement pursuant to which the plaintiff withdrew the litigation in consideration of a $75,000 payment by Centerline and its insurer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested in eight Local Partnerships that are owners of affordable multi-family residential complexes. The Local Partnerships are operated in accordance with the rules and regulations of Section 42 of the Internal Revenue Code in order to protect the housing tax credits authorized thereby (the "Tax Credits"). As of September 30, 2007, the Partnership sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of two Local Partnerships. The Partnership has one remaining investment. See Item 1, Note 3 for a discussion of Sale of Properties.

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Registrant's primary source of funds is rental revenues, which are fully utilized at the Property level, and cash distributions from operations and sales of the Local Partnerships in which the Registrant has invested. Such funds are available to meet the obligations of the Registrant. During the six months ended September 30, 2007 and 2006, such distributions amounted to approximately $659,000 and $491,000, respectively which included distributions and proceeds from sales amounting to approximately $659,000 and $365,000, respectively. As of September 30, 2007, there was approximately $1,672,000 in working capital reserves available to fund Partnership level expenses.

For the six months ended September 30, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $740,000. The increase is attributable to proceeds from sale of property ($6,275,000) and advances from General Partner ($59,000) which exceeded net cash used in operating activities ($173,000), a net decrease in due to Local General Partners and affiliates of Local Partnerships, the General Partner and its affiliates ($866,000), costs paid relating to sale of property ($677,000), payments of mortgage notes ($2,826,000) and payments of development fees ($1,052,000). Included in adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $97,000 and a gain on sale of property of approximately $808,000.

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

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $460,000 and $466,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively (see Item 1, Note 2). Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Unit Certificates ("BUC$") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. All Tax Credits have been allocated and the respective Compliance Periods for each Local Partnership have expired, other than for the Partnership's one remaining investment whose Compliance Period will end December 31, 2007.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has one remaining property and therefore the Partnership may not be protected against a general downturn in the national economy.

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

Through September 30, 2007, the Registrant has recorded $2,700,000 as a loss on impairment of assets or reductions to estimated fair value.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which they are earned.

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

Results of Operations
---------------------

Results of operations for the Local Partnerships consolidated herein are for the three and six months ended September 30, 2007 and 2006, excluding the results of its discontinued operations (Item 1, Note 4). Information disclosed below with respect to each Local Partnership is consistent with this method of presentation.

Rental income remained fairly consistent with an increase (decrease) of approximately 1% and less than (1%) for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006.

Depreciation and amortization decreased approximately $17,000 and $34,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to the reduction of depreciation expense resulting from the impairment of fixed assets at the remaining Local Partnership.

Repairs and maintenance (decreased) increased approximately $(3,000) and $12,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006. The three month decrease is primarily due to a decrease in repairs contracts and carpet and floor repairs during the second quarter of 2007 at the remaining Local Partnership. The six month increase is primarily due to an increase in repairs payroll and heating and air conditioning maintenance at the remaining Local Partnership.

General and administrative decreased approximately $26,000 for the three months ended September 30, 2007 as compared to the corresponding period in 2006, primarily due to an underaccrual of audit fees during the first quarter of 2006 at the registrant level and a decrease in bad debt expense during the first quarter of 2007 at the remaining Local Partnership.

General and administrative-related parties decreased approximately $8,000 and $31,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in partnership management fees resulting from the sale of properties at the registrant level and a decrease in property management fees at the remaining Local Partnership.

Property Information
--------------------

Occupancies at the properties were as follows:

                                                              June 30,
                                                      --------------------------
                                                         2007            2006
                                                      ----------      ----------
Property

Hubbard's Ridge (b)                                        0%              0%
Cutler Canal II (c)                                        0               0
Diamond Street                                            77              88
Papillion Heights (e)                                      0              73
Hill Top Homes (f)                                         0              88
Summer Creek Villas (a)                                    0               0
Brookland Park Plaza (d)                                   0              83
Compton Townhouses (g)                                    97              97

(a) The property and the related assets and liabilities of Summer Creek Villas were sold on July 14, 2005. See Item 1, Note 3.
(b) The property and the related assets and liabilities of Hubbard's Ridge were sold on January 18, 2006. See Item 1, Note 3.
(c) The property and the related assets and liabilities of Cutler Canal II were sold on March 28, 2006. See Item 1, Note 3.
(d) The property and the related assets and liabilities of Brookland Park Plaza were sold on October 31, 2006. See Item 1, Note 3.
(e) The limited partnership interest of Papillion Heights was sold on November 14, 2006. See Item 1, Note 3.
(f) The property and the related assets and liabilities of Hill Top Homes were sold on April 27, 2007. See Item 1, Note 3.
(g) The limited partnership interest of Compton Townhouses was sold on August 27, 2007. See Item 1, Note 3.

(Occupancies are calculated by dividing occupied units by total available units).


As of September 30, 2007, the Partnership has sold the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest of two Local Partnerships.

As of  September  30,  2007 the  Partnership  had a 98.99%  interest  in Diamond
Street.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the mortgage notes for the remaining Local Partnership have fixed rates. The Partnership disclosed in Item 8, Note 5 to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2007.

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


Date:  November 14, 2007
       -----------------

                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy,
                                                         Chief Financial Officer


Date:  November 14, 2007
       -----------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Neil,
                                                         President and
                                                         Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, hereby certify that:

     1. I have reviewed this report on Form 10-Q for the period ended September 30, 2007 of Patriot Tax Credit Properties L.P.;

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



         Date: November 14, 2007
               -----------------

                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy,
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, hereby certify that:

     1. I have reviewed this report on Form 10-Q for the period ended September 30, 2007 of Patriot Tax Credit Properties L.P.;

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



         Date: November 14, 2007
               -----------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil,
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Patriot Tax Credit Properties L.P. on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L, Levy,                                     Andrew J. Weil,
     Chief Financial Officer                             Chief Executive Officer
     November 14, 2007                                   November 14, 2007